Form 10-Q
period 2025-03-31
Hashdex Nasdaq Crypto Index US ETF
filed 2025-05-19
CIK 2031069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________ to _________

Commission File Number: 001-42511

Hashdex Nasdaq Crypto Index US ETF
(Exact name of registrant as specified in its charter)

Delaware	33-2103856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 West 44th Street, Suite 200

New York, NY 10036
(Address of principal executive offices, telephone number, including area code)

Registrant’s telephone number, including area code: (866) 403-5272

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares of Beneficial Interest of Hashdex Nasdaq Crypto Index US ETF	NCIQ	The Nasdaq Stock Market LLC

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 14, 2025, there were 4,300,000 shares of beneficial interest, no par value, of Hashdex Nasdaq Crypto Index US ETF issued and outstanding.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this prospectus that address activities, events or developments that may occur in the future, including such matters as changes in crypto asset markets and indexes that track such movements, the Hashdex Nasdaq Crypto Index US ETF’s (the “Trust’s”) operations, the Hashdex Asset Management Ltd.’s (the “Sponsor’s”) plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. See “Risk Factors”. Consequently, all the forward-looking statements made in this prospectus are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. None of the Trust, the Sponsor, or U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Administrator”)  or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are cautioned against placing undue reliance on forward-looking statements.

EMERGING GROWTH COMPANY

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of: (i) it having $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer,” (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Hashdex Nasdaq Crypto Index US ETF

Statement of Assets and Liabilities

March 31, 2025* (Unaudited)
ASSETS
Investments in Crypto Assets, at fair value (cost $92,461,662)	$88,716,178
Cash	24,952
Other receivable	1,140
Total Assets	88,742,270

LIABILITIES
Management fee payable	11,628
Total Liabilities	11,628
NET ASSETS	$88,730,642

Shares Issued and Outstanding, no par value, unlimited amount authorized	4,250,000
Net Asset Value per Share	$20.88

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

SCHEDULE OF INVESTMENTS

March 31, 2025*

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Quantity

Crypto Assets
Bitcoin	$78,674,883	88.67%	953
Ether	10,041,295	11.31	5,490
Total Crypto Assets (cost $92,461,662)	88,716,178	99.98

Total Investments (cost $92,461,662)	88,716,178	99.98
Other Assets in Excess of Liabilities	14,464	0.02
Total Net Assets	$88,730,642	100.00%

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

Statement of Operations

For the period January 21, 2025 (initial seed creation date) through March 31, 2025* (Unaudited)
INVESTMENT INCOME
Income:
Interest income	$-
Total Income	-

Expenses:
Management fees	23,257
Other	50
Total Expenses	23,307
Less waiver	(11,629)
Net Expenses	11,678
Net Investment Loss	(11,678)

REALIZED AND CHANGE IN UNREALIZED GAIN (LOSS)
Net realized loss	(195,902)
Net change in unrealized depreciation	(3,745,484)
Net realized and change in unrealized loss	(3,941,386)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,953,064)

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

Statements of Changes in Net Assets

For the period January 21, 2025 (initial seed creation date) through March 31, 2025* (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(11,678)
Net realized loss	(195,902)
Net change in unrealized depreciation	(3,745,484)
Net increase (decrease) in net assets resulting from operations	(3,953,064)

CAPITAL SHARE TRANSACTIONS
Shares issued	93,993,691
Shares redeemed	(1,309,985)
Net increase in net assets from capital share transactions	92,683,706
Total increase in net assets	$88,730,642

NET ASSETS
Beginning of Period	$-
End of Period	$88,730,642

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization

Hashdex Nasdaq Crypto Index US ETF (the “Trust”) is a Delaware statutory trust organized on July 12, 2024. The Trust operates pursuant to the Trust Agreement dated December 23, 2024. The Trust is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (together with the rules and regulations adopted thereunder, as amended, the “1933 Act”). The Trust was formed and is managed and controlled by the Sponsor. The sponsor of the Trust is Hashdex Asset Management Ltd. (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”).

The Trust is designed to provide investors with price exposure to certain crypto assets, namely, those included in the Nasdaq Crypto US Settlement Price™ Index (NCIUSS) (the “Index”). NCIUSS is a daily closing value of the Nasdaq Crypto US™ Index (NCIUS), which is designed to measure the performance of a material portion of the overall crypto asset market. The Trust issues shares representing units of fractional undivided beneficial interests (“Shares”) that trade on The Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “NCIQ”. The Trust commenced operations on February 14, 2025. Shares can be purchased and sold by investors through their broker-dealer. Under its current investment objective, the Trust is limited to holding only two components: bitcoin and ether. Purchasing Shares of the Trust is subject to the risks of crypto assets and crypto asset markets as well as the additional risks of investing in the Trust.

The Trust’s investment objective is to align the daily changes in the Shares’ net asset value (“NAV”) with the daily price changes of the Index, minus operational expenses and liabilities, by investing in the index constituents (“Index Constituents”), which are only bitcoin and ether, in the same proportions of the Index. Because the Trust’s investment objective is to track the price of the Index, changes in the price of the Shares may vary from changes in the Index Constituents’ prices.

An investment in the Trust is subject to the risks of an investment in bitcoin and in ether, both of which are subject to a high degree of price variability, as well as to the risks of crypto asset markets more generally. An investment in the Trust may be riskier than other exchange-traded products that do not directly hold crypto assets, or financial instruments related to crypto, and may not be suitable for all investors. In addition, the Index Constituents may experience pronounced and swift price changes. Accordingly, there is a potential for change in the price of Shares between the time an investor places an order to purchase or sell with its broker-dealer and the time of the actual purchase or sale resulting from the price volatility of Index Constituents.

The Index will be reconstituted and rebalanced quarterly, on the first Business Day in March, June, September, and December to align the weightings of the Index Constituents with the index methodology published by Nasdaq.

The statement of assets and liabilities and schedule of investments on March 31, 2025, and the statements of operations and changes in net assets for the period ended March 31, 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended March 31, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

The fiscal year of the Trust is December 31st.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of these financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in U.S. Dollars. The Trust is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of income and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash includes non-interest bearing non-restricted cash with one institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. At March 31, 2025, the Trust’s balance did not exceed the federally insured limits.

Investment Transactions and Investment Income

For financial statement purposes, the Trust records investment transactions on the trade date of the investment purchase or sale. Gains and losses realized on sales of investments are determined by the specific identification method. Investments made by the Trust intend to be limited to investments in Index Constituents and cash and cash equivalents. Interest income is recorded on an accrual basis.

Federal Income Taxes

The Trust expects to be treated as a partnership for U.S. federal income tax purposes. The Trust is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return. In accordance with GAAP, the Trust is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Trust recording a tax liability that reduces net assets. However, the Trust’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. the Trust recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2025.

Valuation of Crypto Assets

In determining the value of the Trust’s holdings, the Trust will value the Index Constituents held by the Trust at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Trust identifies and determines the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for crypto assets consistent with the application of fair value measurement framework in FASB ASC 820-10 “Fair Value Measurement”. The principal market is the market with the greatest volume and level of activity that can be accessed.

The Trust’s valuation procedures provide for the designation of the Sponsor to determine the valuation sources and policies to prepare the Trust’s financial statements in accordance with GAAP. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The NAV and NAV per Share will be calculated using the fair value of bitcoin and ether based on the price provided by this exchange market, as of 4:00 p.m. New York time on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

The Trust utilizes various inputs to determine the fair value of its investments on a recurring basis. GAAP establishes a hierarchy that prioritizes inputs to valuations methods. The three levels of inputs are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 – Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available; representing the Trust’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The following table summarizes the valuation of investments at March 31, 2025* using the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Crypto Assets	$88,716,178	$-	$-	$88,716,178
Total	$88,716,178	$-	$-	$88,716,178

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations.

There were no transfers between Level 1 and other Levels for the period ended March 31, 2025.

The cost basis of the investment of cryptocurrencies recorded by the Trust for financial reporting purposes is the fair value of such cryptocurrency at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Calculation of NAV and NAV per Share

The Sponsor or its delegate shall calculate the Trust’s NAV each Business Day as of the earlier of the close of the Nasdaq or 4:00 p.m. New York time. As such, the NAV is calculated based on the value of the index price at 4:00 p.m. The assets of the Trust consist of bitcoin, ether, cash and cash equivalents. The Sponsor has the exclusive authority to determine the Trust’s NAV, which it has delegated to the Administrator.

The Trust’s NAV per Share is calculated by taking the current fair value of its total assets, subtracting any liabilities, and dividing that total by the number of Shares.

Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3.	Trust Expenses and Other Agreements

Sponsor

The Trust pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.50% per annum of the daily NAV of the Trust. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Trust’s business and affairs. The Management Fee is paid directly by the Trust to the Sponsor. The Management Fee accrues daily and is payable monthly in cash. The Trust intends to sell its holdings in ether and bitcoin to pay the Management fee.

The Sponsor has agreed to temporarily reduce its Management Fee to 0.25% per annum through December 31, 2025. After December 31, 2025, the standard 0.50% annual Management Fee rate will apply.

In addition to the Trust’s Management Fee, the Trust pays all of its respective brokerage commissions, including applicable exchange fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to any crypto transaction fees for on-chain transfers of assets. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Trust, including but not limited to, fees and expenses of the administrator, custodians, marketing agent, transfer agent, trustees, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Trust pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In the event the Trust’s cash balance is insufficient to pay all fees and expenses, including the Management Fee, the Trust may need to sell crypto assets from time to time to pay for fees and expenses.

Initial costs and expenses related to the initial offer and sale of Shares were borne by the Sponsor.

Unusual or extraordinary expenses paid by Sponsor are not subject to any caps or limits. The Trust may be required to indemnify the Sponsor, and the Trust and/or the Sponsor may be required to indemnify the Trustee, marketing agent, administrator, custodians, and the transfer agent under certain unusual or extraordinary circumstances. Any indemnification paid by the Trust and/or Sponsor generally would cover losses incurred by an indemnified party for (1) expenses incurred by a party when rendering services to the Trust or the Sponsor, (2) expenses arising from a breach of obligations or non-compliance with laws, or (3) expenses arising out of the formation, operation or termination of the Trust.

Administrator, Custodians and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. U.S. Bank N.A. (the “Cash Custodian”), an affiliate of the Administrator, serves as the Trust’s cash custodian pursuant to a Custody Agreement. Coinbase Custody Trust Company, LLC and BitGo Trust Company, Inc (the “Custodians”) keeps custody of all of the Trust’s bitcoin and ether, on behalf of the Trust.

Marketing Agent

The Trust employs Paralel Distributors LLC as the marketing agent for the Trust. The marketing agent is not entitled to compensation or reimbursement of expenses from the Trust, with any such remuneration to be paid by the Sponsor, out of the management fee it receives for its services to the Trust. The term of the agreement is three years, with provisions for automatic renewal and termination options available to both parties.

4.	Capital Share Transactions

The Trust creates and redeems Shares on a continuous basis but only in baskets of 10,000 Shares. Only authorized participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and/or the Trust, can place orders to receive baskets in exchange for cash.

The Sponsor and the Trust engage in crypto asset transactions for converting cash into bitcoin and ether (in association with purchase orders) and bitcoin and ether into cash (in association with redemption orders). The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of the Index Constituents represented by the baskets being created (or redeemed). The amount of Index Constituents is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed) determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent coordinates with the Trust’s custodians in order to facilitate settlement of the Shares and the Index Constituents.

Capital share transactions in the Trust were as follows:

For the period January 21, 2025 (initial seed creation date) through March 31, 2025* (Unaudited)
Shares issued	4,310,000
Shares redeemed	(60,000)
Net increase	4,250,000

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations.

5.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor. The Sponsor provided the initial capital of $250,000 for the initial sale of 10,000 shares to the Sponsor. Subsequently, the initial capital of 10,000 shares and $250,000 was redeemed on February 13, 2025.

As of March 31, 2025, the Trust has a liability to the Sponsor of $11,629 for the February and March Management Fee.

The Hashdex Nasdaq Crypto Index Fund (NCI), a Fund managed by the Sponsor, holds 4,000,000 shares.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for its public offering in the United States and the listing of Shares on the Exchange.

6.	Indemnification

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any bitcoin or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

7.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote.

8.	Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of bitcoin include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

9.	Financial Highlights*

For the period January 21, 2025 (initial seed creation date) through March 31, 2025* (Unaudited)
Net Asset Value Per Share Performance (for a Share outstanding throughout the period presented), Beginning of Period	$25.00
Net investment loss (1)	$(0.01)
Net Realized and Unrealized Gain (Loss)	$(4.11)
Net Increase (Decrease) in Net Assets from Operations	$(4.12)
Net Asset Value Per Share Performance (for a Share outstanding throughout the period presented), End of Period	$20.88
Market Value Per Share, at March 31, 2025 (2)	$20.89
Total Return at Net Asset Value (3)	(16.48)%
Total Return at Market Value (3)	(16.44)%

Ratios to Average Net Assets: (4)(5)
Gross Expense ratio	0.50%
Net Expense ratio	0.25%
Net Investment Loss	(0.25)%

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations.

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.

(2)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.

(3)	Percentages are not annualized for the period ended March 31, 2025.

(4)	Percentages are annualized.

(5)	Includes activity for the period February 14, 2025 (effective date) through March 31, 2025.

10.	Subsequent Events

The Sponsor has evaluated subsequent events through the date the financial statements were issued and has determined that there are no material events that would require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Hashdex Nasdaq Crypto Index US ETF’s (the “Trust’s”) forward-looking statements are not a guarantee of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Hashdex Asset Management Ltd. (the “Sponsor”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

The Trust is a Delaware statutory trust organized on July 12, 2024. The Trust is not a commodity pool under the Commodity Exchange Act of 1936, as amended, and the Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor with respect to the Trust. The Trust issues shares of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in the Trust. The Shares are listed and traded on The Nasdaq Stock Market, LLC (the “Exchange”). The Trust’s investment objective is to ensure that daily changes in the net asset value (“NAV”) of the Shares correspond to the daily changes of the Nasdaq Crypto US Settlement Price Index (NCIUSS) (the “Index”), less expenses and liabilities of the Trust, by investing in the index crypto asset constituents of the Index (“Index Constituents”). Under its current investment strategy, the Trust invests in bitcoin and ether. Under limited circumstances, the Trust will hold cash to bear its expenses. The Sponsor will employ a passive investment strategy that is intended to track the changes in the Index regardless of whether the Index goes up or down, meaning that the Sponsor will not try to “beat” the Index. It also means that the Trust will not utilize leverage. In order to track the Index as closely as possible, the Trust will aim to invest bitcoin and ether in the same proportions as the Index.

The Trust operates pursuant to the Trust’s Amended and Restated Trust Agreement (the “Trust Agreement”), dated January 22, 2025. On February 13, 2025, the initial Form S-1 for the Trust was declared effective by the U.S. Securities and Exchange Commission (“SEC”), and registered an indeterminate number of Shares. Coinbase Custody Trust Company, LLC and BitGo Trust Company, Inc (the “Crypto Custodians”) are the custodian for the Trust’s crypto holdings; and U.S. Bank National Association is the custodian for the Trust’s cash and cash equivalents holdings (the “Cash Custodian” and together with the Crypto Custodians, the “Custodians”).

The sponsor of the Trust is Hashdex Asset Management Ltd. (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust intends to be treated as a partnership for U.S. federal income tax purposes. The Sponsor’s responsibilities are discussed below in the section entitled “The Sponsor’s Operations.”

While investors will purchase and sell Shares through their broker-dealer, the Trust continuously offers creation baskets consisting of 10,000 Shares at their net asset value (“NAV”) to certain financial institutions that have entered into an agreement with the Sponsor.

Recent Developments

Strategy Change

On February 18, 2025, the Exchange filed with the SEC, pursuant to Section 19(b)(1) of the Securities Exchange Act of 1934 and Rule 19b-4 thereunder, a proposed rule change to adopt new Nasdaq Rule 5712, which would provide for the listing and trading of Commodity- and Digital Asset-Based Investment Interests, including the Shares of the Hashdex Nasdaq Crypto Index US ETF. The proposal also seeks to amend certain representations regarding the investment objective and strategy of the Trust. As of the date hereof, the SEC has not approved the proposed strategy change or the listing transfer under Rule 5712, and has designated June 5, 2025, as the deadline to approve, disapprove, or institute proceedings on the proposed rule change.

Trust Overview

The Trust is designed to provide investors with price exposure to certain crypto assets, namely, those included in the Index. The Trust issues Shares that trade on The Nasdaq Stock Market, LLC under the symbol “NCIQ.” Shares can be purchased and sold by investors through their broker-dealer. Purchasing Shares of the Trust is subject to the risks of crypto assets as well as the additional risks of investing in the Trust.

The Sponsor will employ a passive investment strategy that is intended to track the changes in the Index regardless of whether the Index goes up or goes down. Because the Trust’s investment objective is to track the price of the Index, the price of the Shares may vary from changes in the spot price of bitcoin and ether. U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Administrator”) calculates an approximate net asset value every 15 seconds throughout each day that the Trust’s Shares are traded on the Exchange. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective. The Trust, the Sponsor, and their service providers, including the Custodians, will not loan or pledge the Trust’s assets, nor will the Trust’s assets serve as collateral for any loan or similar arrangement.

Bitcoin Overview

Bitcoin is a crypto asset or cryptocurrency that is a unit of account on the bitcoin network (“Bitcoin Network”), an open source, decentralized peer-to-peer computer network. The ownership and operation of bitcoin is determined by purchasers in the Bitcoin Network. The Bitcoin Network connects computers that run publicly accessible, or open source, software that follows the rules and procedures governing the Bitcoin Network. This is commonly referred to as the “Bitcoin Protocol”. Bitcoin may be held, may be used to purchase goods and services or may be exchanged for fiat currency. No single entity owns or operates the Bitcoin Network, and the value of bitcoin is not backed by any government, corporation or other entity. Instead, the value of bitcoin is determined in part by the supply and demand in markets created to facilitate the trading of bitcoin. Public key cryptography protects the ownership and transaction records for bitcoin. Because the source code for the Bitcoin Network is open source, anyone can contribute to its development. At this time, the ultimate supply of bitcoin is finite and limited to 21 million “coins” with the number of bitcoin available increasing gradually as new bitcoin supplies are mined until the 21 million current protocol cap is reached.

Ether Overview

Ether is a crypto asset that operates on the Ethereum Network (“Ethereum Network”), a decentralized system maintained by a peer-to-peer network of computers using cryptographic protocols. This infrastructure allows the exchange of ether (ETH), which is recorded on a public blockchain. Ether can be used for transactions, purchasing computational power on the network, or converted to fiat currencies. Ethereum also supports smart contracts, which are self-executing programs that facilitate various transactions and applications such as creating markets, registering debts, and representing property ownership. These smart contracts run on the Ethereum Network and require ether for execution. Ethereum is one of several projects aimed at expanding blockchain use beyond simple peer-to-peer transactions. The Ethereum Network is the largest and longest-running smart contract platform, notable for its market cap, availability of decentralized applications (DApps), and development activity. Smart contracts on Ethereum are used across various fields, particularly in decentralized financial services (DeFi), which leverage interoperable protocols and applications to create an open and transparent financial system. Ethereum was conceptualized in 2013 by Vitalik Buterin and formally developed by Ethereum Switzerland GmbH (EthSuisse) and the Ethereum Foundation. The network launched on July 30, 2015, with an initial creation of 72 million ether, distinguishing it from other crypto assets like bitcoin, which rely solely on a mining process for creation. The Trust, Sponsor, Custodian, or any other person associated with the Trust will not, directly or indirectly, engage in any action that would result in any portion of the Trust’s ether becoming subject to Ethereum Networks’ proof-of-stake validation. The Trust’s ether will not be used to earn additional ether, generate income, or accrue any form of earnings, other than potential price value increase.

The Index Methodology

The Trust will use the Index as a reference to track and measure its performance compared to the price performance of the markets for the Index Constituents and for valuation purposes when calculating the Trust’s NAV.

The Index is designed to measure the performance of a portion of the overall crypto asset market. The Index does not track the overall performance of all crypto assets generally, nor the performance of any specific crypto assets. The Index is owned and administered by Nasdaq, Inc. (“Index Provider”) and is calculated by CF Benchmarks Limited (“Calculation Agent”), which is experienced in calculating and administering crypto assets indices. The Calculation Agent publishes daily the Index Constituents, the Index Constituents’ weightings, the intraday value of the Index (under the ticker NCIUS), and the daily settlement value of the Index (under the ticker NCIUSS), which is effectively the Index’s closing value.

The Index is derived from a rules-based methodology (“Index Rules”), which is overseen by the Nasdaq Cryptocurrency Index Oversight Committee (“NCIOC”). The NCIOC governs the Index and is responsible for its implementation, administration, and general oversight, including assessing crypto assets for eligibility, adjustments to account for regulatory changes and periodic methodology reviews. The NCIOC shall approve any material changes to the methodology and review the Index methodology at least on an annual basis. The Index Rules may only be changed by the Index Provider with the approval of the NCIOC. Neither the Trust, nor the Sponsor have control over the Index Rules or the Index administration. Changes to Index Rules may result in adverse effects to the Trust and/or in the ability of the Sponsor to implement the Trust’s investment strategy.

Crypto assets are eligible for inclusion in the Index if they satisfy the criteria set forth under the Nasdaq Crypto US Index methodology, which includes being listed on a U.S.-regulated crypto asset trading platform at the time of the inclusion or serving as the underlying asset for a derivative instrument listed on a U.S.-regulated derivatives platform. The Index adjusts its constituents and weightings on a quarterly basis to reflect changes in the crypto asset markets. Currently, there are no U.S.-regulated crypto asset trading platforms and therefore, no crypto assets are eligible for inclusion in the Index based on this criteria as of the date of this prospectus. Notwithstanding inclusion in the eligible list, the Nasdaq Index Management Committee reserves the right to further exclude any additional assets based on one or more factors, including but not limited to, its review of general reputational, fraud, manipulation, or security concerns connected to the asset. Assets that, in the sole discretion of the Nasdaq Index Management Committee, do not offer utility, do not facilitate novel use cases, or that do not exhibit technical, structural or crypto-economic innovation (e.g., assets inspired by memes or internet jokes) may also be excluded. The Nasdaq Crypto US Index methodology has been written and designed to be forward-looking to account for any potential future regulatory changes, including potential changes where crypto asset trading platforms would be regulated by U.S. regulators such as the SEC and the CFTC.

The Index will be reconstituted and rebalanced quarterly, on the first Business Day in March, June, September, and December (“Reconstitution Date”).

The Trust’s Investment Strategies

The Trust will gain exposure to crypto assets by investing in the Index Constituents. It will maintain cash balances only as necessary to cover currently due Trust-payable expenses. Absent any Share redemption orders or due expenses, the Trust’s portfolio will consist solely of the Index Constituents, that currently comprise only bitcoin and ether. The Trust will not invest in any crypto assets outside the Index Constituents, nor will it invest in crypto securities, tokenized assets, or stablecoins. If any crypto asset other than bitcoin and ether becomes eligible for inclusion in the Index, the Sponsor will transition to a sample replication strategy, with only bitcoin and ether in the same proportions determined by the Index. In the event the Trust seeks to change this and return to a full replication strategy, a rule filing under Rule 19b-4 of the Exchange Act would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to hold the new Index Constituents.

The ratio of investment in the Index Constituents, representing the proportion of quantities of bitcoin and ether per Share, changes quarterly as described below in The Trust’s Benchmark. As of May 13, 2025, the crypto asset constituents of the Index Constituents and their weightings were as follows:

Constituents	Weight
Bitcoin (BTC)	87.2%
Ether (ETH)	12.8%

The Sponsor will employ a passive investment strategy intended to track the Index, regardless of its direction, meaning that the Sponsor will not attempt to outperform the Index. This strategy aims to allow investors to buy and sell Shares to hedge against losses in Index-related transactions or to gain price exposure to the Index. Consistent with its investment objective, the Trust will not use its investments to enhance leverage or seek performance multiples or inverse multiples of the Index.

The Trust’s portfolio is rebalanced quarterly, on the first business day in March, June, September, and December, to ensure the portfolio remains aligned with the Index’s composition and weightings. The rebalancing process involves adjusting the quantities of bitcoin and ether held by the Trust to reflect changes in the Index Constituents’ relative weights. This rebalancing is executed by purchasing or selling the necessary quantities of bitcoin and ether to match the new weightings of the Index. The Trust will bear all transaction costs associated with rebalancing, including brokerage commissions, transaction fees, and any potential market impact costs. These rebalancing costs may slightly reduce the Trust’s performance, as such expenses will be deducted from the Trust’s assets. However, these costs are expected to be limited to the standard fees for bitcoin and ether transactions and are not anticipated to impact the Trust’s ability to track the Index materially.

Calculating NAV

The Trust’s NAV per Share will be calculated by taking the current market value of its total assets, subtracting any liabilities, and dividing that total by the number of Shares. The assets of the Trust will consist of bitcoin, ether, cash and cash equivalents. The Sponsor has the exclusive authority to determine the Trust’s NAV, which it has delegated to the Administrator.

The Administrator of the Trust will calculate the NAV once each Business Day, as of the earlier of the close of the Nasdaq or 4:00 p.m. New York time. For purposes of making these calculations, a “Business Day” means any day other than a day when Nasdaq is closed for regular trading.

In determining the Trust’s holdings, the Administrator will value the Index Constituents held by the Trust based on the Index Constituent Settlement Price, unless the prices are not available or the Administrator, in its sole discretion, determines that the Index Constituent Settlement Price is unreliable (“Fair Value Event”).

In the instance of a Fair Value Event, the Trust’s holdings may be fair valued on a temporary basis in accordance with the fair value policies approved by the Administrator. In the instance of a Fair Value Event and pursuant to the Administrator’s fair valuation policies and procedures, VWAP or Volume Weighted Median Prices (VWMP) from another index administrator (“Secondary Index”) will be utilized.

If a Secondary Index is also not available or the Administrator in its sole discretion determines the Secondary Index is unreliable, the price set by the Trust’s principal market as of 4:00 p.m. ET, on the valuation date will be utilized. In the event the principal market price is not available or the Administrator in its sole discretion determines the principal market valuation is unreliable, the Administrator will use its best judgment to determine a good faith estimate of fair value. The Administrator identifies and determines the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for crypto assets consistent with the application of fair value measurement framework in FASB (Financial Accounting Standards Board) Accounting standards codification (ASC) 820-10. The principal market is the market where the reporting entity would normally enter into a transaction to sell the asset or transfer the liability. The principal market must be available to and be accessible by the reporting entity. The reporting entity is the Trust.

If the Index Constituent Settlement Price is not used to determine the Trust’s crypto asset holdings, Shareholders will be notified through a prospectus supplement, a current report on Form 8-K, the Trust’s periodic Exchange Act reports and/or on the Trust’s website and, if this index change is on a permanent basis, a filing with the Commission under Rule 19b-4 of the Act will be required.

A Fair Value Event value determination will be based upon all available factors that the Sponsor or the Administrator deems relevant at the time of the determination and may be based on analytical values determined by the Sponsor or Administrator using third party valuation models. Fair value policies approved by the Administrator will seek to determine the fair value price that the Trust might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction on the date on which the asset or liability is being valued consistent with “Relevant Transactions”. A “Relevant Transaction” is any crypto asset versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Core Crypto Platform in the BTC/USD pair that is reported and disseminated by a Core Crypto Platform through its publicly available application programming interface and observed by the Index Provider.

Indicative Trust Value

In order to provide updated information relating to the Trust for use by Shareholders and market professionals, the Sponsor will engage an independent calculator to calculate an updated Indicative Trust Value (“ITV”). The ITV will be calculated by using the prior day’s closing NAV per Share of the Trust as a base and will be updated throughout the regular market session of 9:30 a.m. E.T. to 4:00 p.m. E.T. (the “Regular Market Session”) to reflect changes in the value of the Trust’s holdings during the trading day. For purposes of calculating the ITV, the Trust’s crypto asset holdings will be priced using a real time version of the Index.

The ITV will be disseminated on a per Share basis every 15 seconds during the Regular Market Session and be widely disseminated by one or more major market data vendors during the Regular Market Session. Several major market data vendors display and/or make widely available ITVs taken from the Consolidated Tape Association (CTA) or other data feeds.

Results of Operations

The Period Ended March 31, 2025

On January 21, 2025, the Sponsor provided the initial capital of $250,000 for the initial sale of 10,000 shares. These initial Shares were subsequently redeemed on February 13, 2025. On the same day, February 13, 2025, 40,000 shares (equivalent to $1,000,000) were created. Since inception, the Trust’s net asset value increased to $88,730,642 as of March 31, 2025. From January 21, 2025, the increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 10,000 Shares to 4,250,000 Shares at March 31, 2025. Over the period, a total of 4,310,000 shares (431 baskets) were created, and 60,000 shares (6 baskets) were redeemed.

The 16.48% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $25.00 at January 21, 2025 to $20.88 at March 31, 2025 is directly related to the decline in the prices of bitcoin and ether. Between February 13, 2025 (the date the Trust first acquired crypto assets), and March 31, 2025, the price of bitcoin decreased by 14.19% and the price of ether decreased by 31.00%. The Financial Statement NAV decrease is also related to the Sponsor’s fee, which was $11,628, and other expenses, which was $50 for the period.

The NAV of $25.6596 on February 20, 2025 was the highest during the period, compared with a low during the period of $20.1348 on March 10, 2025.

Net decrease in net assets resulting from operations for the period ended March 31, 2025 was $3,953,064, resulting from an unrealized loss on investment in bitcoin and ether of $3,745,484 and, a net realized loss of $195,902. Other than the net Sponsor’s fee of $11,628, the Trust had $50 expense during the period.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the management fee paid to the Sponsor, monthly in arrears, in an amount equal to 0.50% per annum of the daily NAV of the Trust (the “Management Fee”). The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Management Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees, and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has agreed to temporarily reduce its Management Fee to 0.25% per annum through December 31, 2025. After December 31, 2025, the standard 0.50% annual Management Fee will apply. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Trust’s business and affairs. Creation with cash may cause the Trust to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Trust might not have incurred if it had made redemptions in-kind. The Trust pays all of its respective brokerage commissions, including applicable exchange fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to the sale and purchase of spot crypto assets, including any transaction fees for on-chain transfers of the Index Constituent. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Trust, including but not limited to, fees and expenses of the Administrator, Trustee, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, ongoing SEC registration fees, report preparation and mailing expenses, and up to $250,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $250,000 per annum. The Trust pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

General expenses of the Trust will be allocated to the Trust as determined by the Sponsor in its discretion. The Trust may be required to indemnify the Sponsor, and the Trust and/or the Sponsor may be required to indemnify the Trust’s service providers under certain circumstances. Unless such expenses are specifically attributable the Trust or arise out of the Trust’s operations, any such expenses will be allocated by the Sponsor using a pro rata methodology that allocates certain Trust expenses to the Trust. Expenses paid by Sponsor are not subject to any caps or limits.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does not exceed U.S. federally insured limits.

Investment Valuation

The Trust’s policy is to value investments held at fair value. The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 determines fair value to be the price that would be received for ether in a current sale, which assumes an exit price resulting from an orderly transaction between market participants on the measurement date. ASC 820-10 requires the assumption that ether is sold in its principal market to market participants (or in the absence of a principal market, the most advantageous market).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms for the Trust and the Fund thereof.

The management of the Sponsor (“Management”) has evaluated the effectiveness of the design and operation of the Trust and Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s disclosure controls and procedures were effective as of the end of such period, to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Management, as appropriate, to allow timely decisions regarding required disclosure. The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers the Trust.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Trust, Trust or Sponsor are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against Trust, Trust or Sponsor.

Item 1A. Risk Factors

You should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form S-1 (333-280990) declared effective on February 13, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.

The risks described in our Amended S-1 filing are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after this date. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of baskets held by Authorized Participants, the Trust redeemed 6 baskets (comprising 60,000 Shares) during the quarter ended March 31, 2025. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share Redeemed	Maximum number of shares that may yet be purchased
January 21, 2025 (initial seed creation date) – January 31, 2025
February 1, 2025 – February 28, 2025	10,000	$25.00	N/A
March 1, 2025 – March 31, 2025	50,000	$21.20	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended March 31, 2025.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Trust Agreement of Hashdex Nasdaq Crypto Index US ETF(3)
3.2	Certificate of Trust(1)
10.1	Sponsor Agreement(4)
10.2	Form of Authorized Participant Agreement(2)
10.3	Crypto Custodian Agreement with BitGo(2)
10.4	Cash Custodian Agreement with U.S. Bank National Association(3)
10.5	Transfer Agent Servicing Agreement with U.S. Bancorp Fund Services, LLC(3)
10.6	Trust Accounting Agreement with U.S. Bancorp Fund Services, LLC(3)
10.7	Trust Administration Services Agreement with U.S. Bancorp Fund Services, LLC(3)
10.8	Prime Broker Agreement with Coinbase, Inc. (3)
10.9	Market Agent Agreement(2)
10.10	Compliance Services Agreement(2)
10.11	Digital Asset Trading Agreement with Nonco(3)
10.12	Cryptocurrency Purchase Agreement with DV Chain International Inc.(3)
10.13	Liquidity Provider Agreement with Virtu Financial Singapore Pte. Ltd.(4)
10.14	Form of Subscription Agreement(3)
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990) filed by the Registrant on July 24, 2024.
(2)	Incorporated by reference to Pre-Effective Amendment No. 3 the Registrant’s Registration Statement on Form S-1 (File No. 333-280990) filed by the Registrant on December 26, 2024.
(3)	Incorporated by reference to Pre-Effective Amendment No. 4 the Registrant’s Registration Statement on Form S-1 (File No. 333-280990) filed by the Registrant on January 30, 2025.
(4)	Incorporated by reference to Pre-Effective Amendment No. 5 the Registrant’s Registration Statement on Form S-1 (File No. 333-280990) filed by the Registrant on February 10, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hashdex Nasdaq Crypto Index US ETF (Registrant)

By:	Hashdex Asset Management, Ltd.
its Sponsor

By:	/s/ Bruno Ramos de Sousa
Name:	Bruno Ramos de Sousa
Title:	Director of the Sponsor (Principal Executive Officer)

By:	/s/ Bruno Leonardo Kmita de Oliveira Passos
Name:	Bruno Leonardo Kmita de Oliveira Passos
Title:	Director of the Sponsor (Principal Finance Officer and Principal Accounting Officer)

Date: May 19, 2025