Form 10-Q
period 2025-06-30
Hashdex Nasdaq Crypto Index US ETF
filed 2025-08-12
CIK 2031069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2025

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

As of June 30, 2025, there were 4,590,000 shares of beneficial interest, no par value, of Hashdex Nasdaq Crypto Index US ETF issued and outstanding.

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

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Hashdex Nasdaq Crypto Index US ETF

Statement of Assets and Liabilities

June 30, 2025* (Unaudited)
ASSETS
Investments in Crypto Assets, at fair value (cost $101,364,710)	$125,567,730
Cash	65,433
Total Assets	125,633,163

LIABILITIES
Management fee payable	24,634
Total Liabilities	24,634
NET ASSETS	$125,608,529

Shares Issued and Outstanding, no par value, unlimited amount authorized	4,590,000
Net Asset Value per Share	$27.37

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

SCHEDULE OF INVESTMENTS

June 30, 2025*

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Quantity

Crypto Assets
Bitcoin	$110,683,388	88.12%	1,028.79474340
Ether	14,884,342	11.84	5,924.54598631
Total Crypto Assets (cost $101,364,710)	125,567,730	99.97

Total Investments (cost $101,364,710)	125,567,730	99.97
Other Assets in Excess of Liabilities	40,799	0.03
Total Net Assets	$125,608,529	100.00%

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

Statements of Operations

	For the 3 (three) months ended June 30, 2025* (Unaudited)	For the period January 21, 2025 (initial seed creation date) through June 30, 2025* (Unaudited)
INVESTMENT INCOME
Income:
Interest income	$-	-
Total Income	-	-

Expenses:
Management fees	134,806	158,063
Other	-	50
Total Expenses	134,806	158,113
Less waiver	(67,403)	(79,032)
Net Expenses	67,403	79,081
Net Investment Loss	(67,403)	(79,081)

REALIZED AND CHANGE IN UNREALIZED GAIN (LOSS)
Net realized loss	(2,687)	(198,589)
Net change in unrealized appreciation	27,948,504	24,203,020
Net realized and change in unrealized gain (loss)	27,945,817	24,004,431
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$27,878,414	23,925,350

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

Statements of Changes in Net Assets

	For the 3 (three) months ended June 30, 2025* (Unaudited)	For the period January 21, 2025 (initial seed creation date) through June 30, 2025* (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(67,403)	$(79,081)
Net realized loss	(2,687)	(198,589)
Net change in unrealized appreciation	27,948,504	24,203,020
Net increase in net assets resulting from operations	27,878,414	23,925,350

CAPITAL SHARE TRANSACTIONS
Shares issued	8,999,473	102,993,164
Shares redeemed	-	(1,309,985)
Net increase in net assets from capital share transactions	8,999,473	101,683,179
Total increase in net assets	$36,877,887	$125,608,529

NET ASSETS
Beginning of Period	$88,730,642	$-
End of Period	$125,608,529	$125,608,529

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization

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

The statement of assets and liabilities and schedule of investments at June 30, 2025, and the statements of operations and changes in net assets for the three months ended June 30, 2025 and the period from January 21, 2025 through June 30, 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2025, and results of operations for the three months and the period from January, 21 2025 through June 30, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Cash

Cash includes non-interest bearing non-restricted cash with one institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. At June 30, 2025, the Trust’s balance did not exceed the federally insured limits.

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

Federal Income Taxes

The Trust is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return. In accordance with GAAP, the Trust is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Trust recording a tax liability that reduces net assets. However, the Trust’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. the Trust recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period from January, 21 2025 through June 30, 2025.

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

The following table summarizes the valuation of investments at June 30, 2025* using the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Crypto Assets	$125,567,730	$-	$-	$125,567,730
Total	$125,567,730	$-	$-	$125,567,730

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations.

There were no transfers between Level 1 and other Levels for the period ended June 30, 2025.

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

3.	Investment in Crypto Assets

The following represents the changes in quantity of Crypto Assets held and the respective fair value during the period from January 21, 2025, through June 30, 2025*:

Bitcoin
	Quantity of Bitcoin	Amount in US$
Balance at January 21, 2025	-	$-
Additions	1,041,18	$90,089,380
Dispositions	(12,38)	(1,041,964)
Realized Gain (Loss)	-	(145,764)
Change in Unrealized Gain (Loss)	-	$21,781,736
Balance at June 30, 2025	1,028.79	$110,683,388

Ether
	Quantity of Ether	Amount in US$
Balance at January 21, 2025	-	$-
Additions	5991.97	$12,641,913.29
Dispositions	(67.43)	(125,994.74)
Realized Gain (Loss)	-	(52,824.48)
Change in Unrealized Gain (Loss)	-	$2,421,247.68
Balance at June 30, 2025	5,924.55	$14,884,341.75

4.	Trust Expenses and Other Agreements

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

Non-recurring, unusual or extraordinary expenses of the Trust will be allocated as determined by the Sponsor using a pro rata allocation methodology that allocates such Trust expenses to the Trust. Unusual or extraordinary expenses paid by Sponsor are not subject to any caps or limits. The Trust may be required to indemnify the Sponsor, and the Trust and/or the Sponsor may be required to indemnify the Trustee, marketing agent, administrator, custodians, and the transfer agent under certain unusual or extraordinary circumstances. Any indemnification paid by the Trust and/or Sponsor generally would cover losses incurred by an indemnified party for (1) expenses incurred by a party when rendering services to the Trust or the Sponsor, (2) expenses arising from a breach of obligations or non-compliance with laws, or (3) expenses arising out of the formation, operation or termination of the Trust. Unless such expenses are specifically attributable to the Trust or arise out of the Trust’s operations, any such expenses will be allocated by the Sponsor using a pro rata methodology that allocates certain Trust expenses to the Trust.

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

5.	Capital Share Transactions

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

Capital share transactions in the Trust were as follows:

	For the 3 (three) months ended June 30, 2025* (Unaudited)	For the period January 21, 2025 (initial seed creation date) through June 30, 2025* (Unaudited)
Shares issued	340,000	4,650,000
Shares redeemed	-	(60,000)
Net increase	340,000	4,590,000

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor. The Sponsor provided the initial capital of $250,000 for the initial sale of 10,000 shares to the Sponsor. Subsequently, the initial capital of 10,000 shares and $250,000 was redeemed on February 13, 2025.

As of June 30, 2025, the Trust has a liability to the Sponsor of $24,634 for the June Management Fee.

The Hashdex Nasdaq Crypto Index Fund (NCI), a Fund managed by the Sponsor, holds 4,000,000 shares.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for its public offering in the United States and the listing of Shares on the Exchange.

7.	Indemnification

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

8.	Commitments and Contingent Liabilities

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

9.	Concentration Risk

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

10.	Financial Highlights*

	For the 3 (three) months ended June 30, 2025* (Unaudited)	For the period January 21, 2025 (initial seed creation date) through June 30, 2025* (Unaudited)
Net Asset Value Per Share Performance (for a Share outstanding throughout the period presented), Beginning of Period	$20.88	$25.00
Net investment loss (1)	$(0.02)	$(0.02)
Net Realized and Unrealized Gain (Loss)	$6.51	$2.39
Net Increase (Decrease) in Net Assets from Operations	$6.49	$2.37
Net Asset Value Per Share Performance (for a Share outstanding throughout the period presented), End of Period	$27.37	$27.37
Market Value Per Share, at June 30, 2025 (2)	$27.43	$27.43
Total Return at Net Asset Value (3)	31.08%	9.48%
Total Return at Market Value (3)	31.34%	9.72%

Ratios to Average Net Assets: (4)
Gross Expense ratio	0.50%	0.50	%(5)
Net Expense ratio	0.25%	0.25	%(5)
Net Investment Loss	(0.25)%	(0.25	)%(5)

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations.

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.

(2)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.

(3)	Percentages are not annualized.

(4)	Percentages are annualized.

(5)	Includes activity for the period February 14, 2025 (effective date) through June 30, 2025.

11.	Subsequent Events

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

Recent Developments

Strategy Change

On February 18, 2025, the Exchange filed with the SEC, pursuant to Section 19(b)(1) of the Securities Exchange Act of 1934 and Rule 19b-4 thereunder, a proposed rule change to adopt new Nasdaq Rule 5712, which would provide for the listing and trading of Commodity- and Digital Asset-Based Investment Interests, including the Shares of the Hashdex Nasdaq Crypto Index US ETF. The proposal also seeks to amend certain representations regarding the investment objective and strategy of the Trust. On June 4, 2025, the SEC issued an order instituting proceedings to allow for additional analysis and to determine whether to approve or disapprove the Proposal. As of the date of this report, the Proposal has not yet been approved.

Cutoff Time

On March 20, 2025, the Sponsor announced an adjustment regarding the creation and redemption Order Cutoff Time for the Trust. For the creation or redemption of Baskets, the Authorized Participant will be required to submit the order by 3:00 p.m. ET, or the close of regular trading on the Exchange, whichever is earlier (the “Order Cutoff Time”). This supersedes the previous order cutoff time of 2:00 p.m. ET. As disclosed in the Trust’s prospectus dated February 13, 2025, and filed with the SEC on February 14, 2025, the Order Cutoff Time may be modified by the Sponsor in its sole discretion. All other terms governing the creation and redemption of Baskets remain unchanged. Investors and market participants are encouraged to review the Trust’s prospectus additional information regarding the Trust.

Index Reconstitution

Effective June 2, 2025, Nasdaq, Inc. (“Nasdaq”) reconstituted the Nasdaq Crypto US Settlement Price Index (the “NCIUS”), which currently serves as the benchmark index for the Trust. As a result of this reconstitution, the NCIUS now includes four additional digital assets—Cardano (“ADA”), Solana (“SOL”), Stellar Lumens (“XLM”), and XRP Ledger (“XRP”) (collectively referred to as the “New Index Constituents”), in addition to Bitcoin (“BTC”) and Ethereum (“ETH”). The Trust will continue to use the Index as a reference to track and measure its performance compared to the price performance of the markets for the Index Constituents and for valuation purposes when calculating the Trust’s daily net asset value. Notwithstanding the changes to the NCI US, the Trust continued to hold only BTC and ETH, using a sampling methodology to align with the updated index weights. The Trust is currently restricted from holding the newly added constituents due to the limitations of the Trust’s currently approved listing rule, which restricts holdings to BTC and ETH only.

Departure of Director of the Sponsor.

On June 2, 2025, Bruno Leonardo Kmita de Oliveira Passos resigned from his role as a member of the Board of Directors of Hashdex Asset Management Ltd. (the “Sponsor”), the sponsor of the Hashdex Nasdaq Crypto Index US ETF (the “Trust”). As a result, Mr. Passos also ceased to serve as a Director of the Sponsor and as the Principal Financial Officer and Principal Accounting Officer of the Trust, effective as of the same date. Mr. Passos’s resignation did not result from any disagreement with the Trust or the Sponsor on any matter relating to the Trust’s operations, policies, or practices.

Appointment of Director of the Sponsor.

Effective June 2, 2025, Samir Elias Hachem Kerbage was appointed to the Board of Directors of the Sponsor. In connection with this appointment, Mr. Kerbage also assumed the roles of Director of the Sponsor, Principal Financial Officer, and Principal Accounting Officer of the Trust, succeeding Mr. Passos in these capacities. Mr. Kerbage serves as Chief Investment Officer of the Sponsor since 2018, overseeing the firm’s global investment strategies, product development, and research. He has been with the Sponsor since its inception, leading its crypto asset management initiatives across ETFs, ETPs, and other investment vehicles. Mr. Kerbage has been actively involved in the digital assets space since 2016 and has over 15 years of experience in financial market infrastructure and quantitative trading. He holds a degree in Computer Engineering from the Military Institute of Engineering (IME).

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

The Index is derived from a rules-based methodology (“Index Rules”), which is overseen by the Nasdaq Index Management Committee (“NIMC”). The NIMC governs the Index and is responsible for its implementation, administration, and general oversight, including assessing crypto assets for eligibility, adjustments to account for regulatory changes and periodic methodology reviews. The NIMC shall approve any material changes to the methodology and review the Index methodology at least on an annual basis. The Index Rules may only be changed by the Index Provider with the approval of the NIMC. Neither the Trust, nor the Sponsor have control over the Index Rules or the Index administration. Changes to Index Rules may result in adverse effects to the Trust and/or in the ability of the Sponsor to implement the Trust’s investment strategy.

Crypto assets are eligible for inclusion in the Index if they satisfy the criteria set forth under the Nasdaq Crypto US Index methodology, which includes being listed on a U.S.-regulated crypto asset trading platform at the time of the inclusion or serving as the underlying asset for a derivative instrument listed on a U.S.-regulated derivatives platform. The Index adjusts its constituents and weightings on a quarterly basis to reflect changes in the crypto asset markets. Currently, there are no U.S.-regulated crypto asset trading platforms and therefore, no crypto assets are eligible for inclusion in the Index based on this criteria as of the date of this prospectus. Notwithstanding inclusion in the eligible list, the NIMC reserves the right to further exclude any additional assets based on one or more factors, including but not limited to, its review of general reputational, fraud, manipulation, or security concerns connected to the asset. Assets that, in the sole discretion of the NIMC, do not offer utility, do not facilitate novel use cases, or that do not exhibit technical, structural or crypto-economic innovation (e.g., assets inspired by memes or internet jokes) may also be excluded. The Nasdaq Crypto US Index methodology has been written and designed to be forward-looking to account for any potential future regulatory changes, including potential changes where crypto asset trading platforms would be regulated by U.S. regulators such as the SEC and the CFTC.

The Index will be reconstituted and rebalanced quarterly, on the first Business Day in March, June, September, and December (“Reconstitution Date”).

The Trust’s Investment Strategies

The Trust will gain exposure to crypto assets by investing in the Index Constituents. It will maintain cash balances only as necessary to cover currently due Trust-payable expenses. Absent any Share redemption orders or due expenses, the Trust’s portfolio will consist solely of the Index Constituents, except that the Sponsor may, at its sole discretion, exclude a specific Index Constituent under certain circumstances further described below. The Trust will not invest in any crypto assets outside the Index Constituents, nor will it invest in crypto securities, tokenized assets, or stablecoins. If any crypto asset other than the Index Constituents becomes eligible for inclusion in the Index, the Sponsor will endeavor to maintain full replication investment strategy and replicate the Index’s holdings.

The ratio of investment in the Index Constituents, representing the proportion of quantities of crypto assets per Share, changes quarterly as described below in The Trust’s Benchmark. As of July 24, 2025, the crypto asset constituents of the Index Constituents and their weightings were as follows:

Constituents	Weight
Bitcoin (BTC)	85.07%
Ether (ETH)	14.89%

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

The weighting of each Index Constituent in the Trust’s portfolio is generally expected to match the weighting of the Index Constituents in the Index, except when the Sponsor determines to exclude or limit the weight of one or more crypto assets from the Trust’s portfolio in the rules-based circumstances set forth below. In such cases, the weightings of the crypto assets held by the Trust are generally expected to be calculated proportionally to the respective Index Constituents for the remaining Index Constituents.

Calculating NAV

The Trust’s NAV per Share will be calculated by taking the current market value of its total assets, subtracting any liabilities, and dividing that total by the number of Shares. The assets of the Trust will consist of crypto assets, cash and cash equivalents. The Sponsor has the exclusive authority to determine the Trust’s NAV, which it has delegated to the Administrator.

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

Results of Operations

As the Trust commenced operations in 2025, the following discussion does not include a comparison to the corresponding periods in the prior fiscal year.

For the three months ended June 30, 2025

The Trust’s net assets increased from $88,730,642 as of March 31, 2025, to $125,608,529 as of June 30, 2025. This total increase of $36,877,887 was primarily driven by a net increase from operations of $27,878,414, resulting from the appreciation of the Trust’s crypto assets, and by a net increase from capital share transactions of $8,999,473. During the quarter, a total of 340,000 shares (34 baskets) were created and no shares were redeemed.

For the period from January 21, 2025 through June 30, 2025

Since its inception on January 21, 2025, the Trust’s net assets grew to $125,608,529 as of June 30, 2025. This growth resulted from a net increase from operations of $23,925,350 and a net increase from capital share transactions of $101,683,179. Since inception, a total of 4,650,000 shares have been created and 60,000 shares have been redeemed.

The 9.48% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”), from $25.00 at the beginning of the period to $27.37 as of June 30, 2025, reflects the appreciation in the prices of bitcoin and ether. Between this period, the price of bitcoin and ether appreciated significantly. The NAV increase is also partially offset by the Sponsor’s fee, which totaled $79,031 net of waiver, for the period.

Net increase in net assets resulting from operations for the period ended June 30, 2025 was $23,925,350, consisting of an unrealized appreciation of $24,203,020, a net realized loss of $198,589, and a net investment loss of $79,081.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the management fee paid to the Sponsor, monthly in arrears, in an amount equal to 0.50% per annum of the daily NAV of the Trust (the “Management Fee”). The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Management Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees, and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has agreed to temporarily reduce its Management Fee to 0.25% per annum through December 31, 2025. After December 31, 2025, the standard 0.50% annual Management Fee will apply. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Trust’s business and affairs. Creation with cash may cause the Trust to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Trust might not have incurred if it had made redemptions in-kind. For the quarter ended June 30, 2025, the Sponsor’s fee, net of the temporary fee waiver, was $67,403. The Trust pays all of its respective brokerage commissions, including applicable exchange fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to the sale and purchase of spot crypto assets, including any transaction fees for on-chain transfers of the Index Constituent. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Trust, including but not limited to, fees and expenses of the Administrator, Trustee, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, ongoing SEC registration fees, report preparation and mailing expenses, and up to $250,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $250,000 per annum. The Trust pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

General expenses of the Trust will be allocated to the Trust as determined by the Sponsor in its discretion. The Trust may be required to indemnify the Sponsor, and the Trust and/or the Sponsor may be required to indemnify the Trust’s service providers under certain circumstances. Unless such expenses are specifically attributable to the Trust or arise out of the Trust’s operations, any such expenses will be allocated by the Sponsor using a pro rata methodology that allocates certain Trust expenses to the Trust. Expenses paid by Sponsor are not subject to any caps or limits.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of baskets held by Authorized Participants, the Trust redeemed 0 baskets (comprising 0 Shares) during the quarter ended June 30, 2025. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share Redeemed	Maximum number of shares that may yet be purchased
April 1, 2025 – April 30, 2025	0	$0	N/A
May 1, 2025 – May 31, 2025	0	$0	N/A
June 1, 2025 – June 31, 2025	0	$0	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended June 30, 2025.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Trust Agreement of Hashdex Nasdaq Crypto Index US ETF(3)
3.2	Certificate of Trust(1)
10.1	Sponsor Agreement(4)
10.2	Form of Authorized Participant Agreement(2)
10.3	Crypto Custodian Agreement with BitGo(2)
10.4	Cash Custodian Agreement with U.S. Bank National Association(3)
10.5	Transfer Agent Servicing Agreement with U.S. Bancorp Fund Services, LLC(3)
10.6	Trust Accounting Agreement with U.S. Bancorp Fund Services, LLC(3)
10.7	Trust Administration Services Agreement with U.S. Bancorp Fund Services, LLC(3)
10.8	Prime Broker Agreement with Coinbase, Inc.(3)
10.9	Market Agent Agreement(2)
10.10	Compliance Services Agreement(2)
10.11	Digital Asset Trading Agreement with Nonco(3)
10.12	Cryptocurrency Purchase Agreement with DV Chain International Inc.(3)
10.13	Liquidity Provider Agreement with Virtu Financial Singapore Pte. Ltd.(4)
10.14	Form of Subscription Agreement(3)
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990) filed by the Registrant on July 24, 2024.
(2)	Incorporated by reference to Pre-Effective Amendment No. 3 the Registrant’s Registration Statement on Form S-1 (File No. 333-280990) filed by the Registrant on December 26, 2024.
(3)	Incorporated by reference to Pre-Effective Amendment No. 4 the Registrant’s Registration Statement on Form S-1 (File No. 333-280990) filed by the Registrant on January 30, 2025.
(4)	Incorporated by reference to Pre-Effective Amendment No. 5 the Registrant’s Registration Statement on Form S-1 (File No. 333-280990) filed by the Registrant on February 10, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hashdex Nasdaq Crypto Index US ETF (Registrant)

By:	Hashdex Asset Management, Ltd.
its Sponsor

By:	/s/ Bruno Ramos de Sousa
Name:	Bruno Ramos de Sousa
Title:	Director of the Sponsor (Principal Executive Officer)

By:	/s/ Samir Elias Hachem Kerbage
Name:	Samir Elias Hachem Kerbage
Title:	Director of the Sponsor (Principal Finance Officer and Principal Accounting Officer)

Date: August 11, 2025