Form 10-Q
period 2025-09-30
Hashdex Nasdaq Crypto Index US ETF
filed 2025-11-10
CIK 2031069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2025

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

As of September 30, 2025, there were 4,970,000 shares of beneficial interest, no par value, of Hashdex Nasdaq Crypto Index US ETF issued and outstanding.

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

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

Documents	Page

HASHDEX NASDAQ CRYPTO INDEX US ETF

Statement of Assets and Liabilities at September 30, 2025 (Unaudited)	F-1
Schedule of Investments at September 30, 2025 (Unaudited)	F-2
Statements of Operations for the three months ended September 30, 2025 and the period from January 21, 2025 through September 30, 2025 (Unaudited)	F-3
Statements of Changes in Net Assets for three months ended September 30, 2025 and the period from January 21, 2025 through September 30, 2025 (Unaudited)	F-4
Notes to Financial Statements (Unaudited)	F-5

Hashdex Nasdaq Crypto Index US ETF

Statement of Assets and Liabilities

September 30, 2025* (Unaudited)
ASSETS
Investments in Crypto Assets, at fair value (cost $114,007,659)	$153,386,798
Cash	194,158
Receivable for investments sold	1,828,970
Receivable for fund shares sold	1,853,724
Total Assets	157,263,650

LIABILITIES

Payable for investments purchased	3,694,402
Management fee payable	30,298

Total Liabilities	3,724,700
NET ASSETS	$153,538,950

NET ASSETS CONSIST OF:
Paid-in capital	$113,154,222
Total distributable earnings (accumulated deficit)	40,384,728
NET ASSETS	$153,538,950

Net Asset Value (unlimited shares authorized):
Total Fund (unlimited shares authorized):
Shares Issued and Outstanding, no par value, unlimited amount authorized	4,970,000
Net Asset Value per Share	$30.89

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

SCHEDULE OF INVESTMENTS

September 30, 2025*

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Quantity

Crypto Assets
Bitcoin	$111,972,694	72.93%	978
Ether	22,359,447	14.56%	5,374
XRP	10,455,149	6.81%	3,647,484
Solana	6,276,129	4.09%	30,067
Cardano	1,824,624	1.19%	2,279,925
Stellar	498,755	0.32%	1,358,265
Total Crypto Assets (cost $ $114,007,659)	$153,386,798	99.90%

Total Investments (cost $ $114,007,659)	$153,386,798	99.90%
Other Assets in Excess of Liabilities	152,152	0.10%
Total Net Assets	$153,538,950	100.00%

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

Statements of Operations

	For the 3 (three) months ended September 30, 2025* (Unaudited)	For the period January 21, 2025 (initial seed creation date) through September 30, 2025* (Unaudited)
INVESTMENT INCOME
Income:
Interest income	$6	$6
Total Income	6	6

Expenses:
Management fees	180,309	338,372
Other	-	50

Total Expenses	180,309	338,422
Less waiver	(90,154)	(169,186)

Net Expenses	90,155	169,236
Net Investment Loss	(90,149)	(169,230)

REALIZED AND CHANGE IN UNREALIZED GAIN (LOSS)
Net realized gain	1,373,408	1,174,819
Net change in unrealized appreciation	15,176,119	39,379,139
Net realized and change in unrealized gain (loss)	16,549,527	40,553,958
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,459,378	$40,384,728

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

Statements of Changes in Net Assets

	For the 3 (three) months ended September 30, 2025* (Unaudited)	For the period January 21, 2025 (initial seed creation date) through September 30, 2025* (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(90,149)	$(169,230)
Net realized gain	1,373,408	1,174,819
Net change in unrealized appreciation	15,176,119	39,379,139
Net increase in net assets resulting from operations	16,459,378	40,384,728

CAPITAL SHARE TRANSACTIONS
Shares issued	14,236,965	117,230,129
Shares redeemed	(2,765,922)	(4,075,907)
Net increase in net assets from capital share transactions	11,471,043	113,154,222
Total increase in net assets	$27,930,421	$153,538,950

NET ASSETS
Beginning of Period	$125,608,529	$-
End of Period	$153,538,950	$153,538,950

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq Crypto Index US ETF

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization

Hashdex Nasdaq Crypto Index US ETF (the “Trust”) is a Delaware statutory trust organized on July 12, 2024. The Trust operates pursuant to the Third Amended and Restated Trust Agreement dated September 18, 2025. The Trust is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (together with the rules and regulations adopted thereunder, as amended, the “1933 Act”). The Trust was formed and is managed and controlled by the Sponsor. The sponsor of the Trust is Hashdex Asset Management Ltd. (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”).

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

The Trust’s investment objective is to align the daily changes in the Shares’ net asset value (“NAV”) with the daily price changes of the Index, minus operational expenses and liabilities, by investing in the index constituents (“Index Constituents”). Because the Trust’s investment objective is to track the price of the Index, changes in the price of the Shares may vary from changes in the Index Constituents’ prices.

An investment in the Trust is subject to the risks of an investment in the Index Constituents of which are subject to a high degree of price variability, as well as to the risks of crypto asset markets more generally. An investment in the Trust may be riskier than other exchange-traded products that do not directly hold crypto assets, or financial instruments related to crypto, and may not be suitable for all investors. In addition, the Index Constituents may experience pronounced and swift price changes. Accordingly, there is a potential for change in the price of Shares between the time an investor places an order to purchase or sell with its broker-dealer and the time of the actual purchase or sale resulting from the price volatility of Index Constituents.

The Index will be reconstituted and rebalanced quarterly, on the first Business Day in March, June, September, and December to align the weightings of the Index Constituents with the index methodology published by Nasdaq.

The statement of assets and liabilities and schedule of investments at September 30, 2025, and the statements of operations and changes in net assets for the 3 months ended September 30, 2025 and for the period from January 21, 2025 through September 30, 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the 3 months ended September 30, 2025 and for the period from January 21, 2025 through September 30,2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

The fiscal year end of the Trust is December 31st.

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

Cash

Cash includes non-interest bearing non-restricted cash with one institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. At September 30, 2025, the Trust’s balance did not exceed the federally insured limits.

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

Federal Income Taxes

The Trust is not subject to federal income taxes; each shareholder reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return. In accordance with GAAP, the Trust is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Trust recording a tax liability that reduces net assets. However, the Trust’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. The Trust recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2025.

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

The Trust’s valuation procedures provide for the designation of the Sponsor to determine the valuation sources and policies to prepare the Trust’s financial statements in accordance with GAAP. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The NAV and NAV per Share will be calculated using the fair value of the Index Constituents held by the Trust based on the price provided by this exchange market, as of 4:00 p.m. New York time on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

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

The following table summarizes the valuation of investments at September 30, 2025* using the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Crypto Assets	$153,386,798	$-	$-	$153,386,798
Total	$153,386,798	$-	$-	$153,386,798

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations.

There were no transfers between Level 1 and other Levels for the period ended September 30, 2025.

The cost basis of the investment of crypto assets recorded by the Trust for financial reporting purposes is the fair value of such crypto asset at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Calculation of NAV and NAV per Share

The Sponsor or its delegate shall calculate the Trust’s NAV each Business Day as of the earlier of the close of the Nasdaq or 4:00 p.m. New York time. As such, the NAV is calculated based on the value of the index price at 4:00 p.m. The assets of the Trust consist of the crypto assets held by the Trust that follows Nasdaq Crypto US Settlement Price Index (“NCIUSS”),, cash and cash equivalents. The Sponsor has the exclusive authority to determine the Trust’s NAV, which it has delegated to the Administrator.

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

3.	Investment in Crypto Assets

The following represents the changes in fair value of crypto assets held during the period from January 21, 2025, through September 30, 2025*:

Crypto assets of the Index Constituents

	For the three months ended September 30, 2025* (Unaudited)	For the period January 21, 2025^ through September 30, 2025* (Unaudited)
Balance at July 1,2025 and January 21, 2025, respectively	$125,567,730	$-
Purchases	33,216,900	$135,948,157
Sales	(21,947,358)	(23,115,317)
Realized Gain (Loss)	1,373,407	1,174,819
Change in Unrealized Gain (Loss)	15,176,119	$39,379,139
Balance at September 30, 2025	153,386,798	$153,386,798

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations

^	Initial seed creation date

4.	Trust Expenses and Other Agreements

Sponsor

The Trust pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.50% per annum of the daily NAV of the Trust. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Trust’s business and affairs. The Management Fee is paid directly by the Trust to the Sponsor. The Management Fee accrues daily and is payable monthly in cash. The Trust intends to sell its holdings to pay the Management fee.

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

Administrator, Custodians and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. U.S. Bank N.A. (the “Cash Custodian”), an affiliate of the Administrator, serves as the Trust’s cash custodian pursuant to a Custody Agreement. Coinbase Custody Trust Company, LLC and BitGo Trust Company, Inc (the “Custodians”) keeps custody of all of the Trust’s crypto assets, on behalf of the Trust. In June 2025, the Fund entered into a custody services agreement with Fidelity Digital Asset Services, LLC to provide custodial services for digital assets. As of September 30, 2025, the Fund has not commenced using these custodial services.

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

The Sponsor and the Trust engage in crypto asset transactions for converting cash into Index Constituents to track NCIUSS (in association with purchase orders) and crypto assets into cash (in association with redemption orders). The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of the Index Constituents represented by the baskets being created (or redeemed). The amount of Index Constituents is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed) determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent coordinates with the Trust’s custodians in order to facilitate settlement of the Shares and the Index Constituents.

Capital share transactions in the Trust were as follows:

	For the 3 (three) months ended September 30, 2025* (Unaudited)	For the period January 21, 2025 (initial seed creation date) through September 30, 2025* (Unaudited)
Shares issued	470,000	5,120,000
Shares redeemed	(90,000)	(150,000)
Net increase	380,000	4,970,000

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor. The Sponsor provided the initial capital of $250,000 for the initial sale of 10,000 shares to the Sponsor. Subsequently, the initial capital of 10,000 shares and $250,000 was redeemed on February 13, 2025.

As of September 30, 2025, the Trust has a liability to the Sponsor of $30,298 for the September Management Fee.

The Hashdex Nasdaq Crypto Index Fund (NCI), a Fund managed by the Sponsor, holds 4,000,000 shares.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

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

The majority of all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of bitcoin include negative perception of crypto assets; a lack of stability and standardized regulation in the crypto asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

10.	Financial Highlights*

	For the 3 (three) months ended September 30, 2025* (Unaudited)	For the period January 21, 2025 (initial seed creation date) through September 30, 2025* (Unaudited)
Net Asset Value Per Share Performance (for a Share outstanding throughout the period presented), Beginning of Period	$27.37	$25.00
Net investment loss (1)	$(0.02)	$(0.04)
Net Realized and Unrealized Gain (Loss)	$3.54	$5.93
Net Increase (Decrease) in Net Assets from Operations	$3.52	$5.89
Net Asset Value Per Share Performance (for a Share outstanding throughout the period presented), End of Period	$30.89	$30.89
Market Value Per Share, at September 30, 2025 (2)	$30.88	$30.88
Total Return at Net Asset Value (3)	12.86%	23.57%
Total Return at Market Value (3)	12.57%	23.52%

Ratios to Average Net Assets: (4)
Gross Expense ratio	0.50%	0.50	%(5)
Net Expense ratio	0.25%	0.25	%(5)
Net Investment Loss	(0.25)%	(0.25	)%(5)

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations.

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.

(2)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.

(3)	Percentages are not annualized.

(4)	Percentages are annualized.

(5)	Includes activity for the period February 14, 2025 (effective date) through September 30, 2025.

11.	Subsequent Events

On October 7, 2025, the Trust, entered into a Master Infrastructure-as-a-Service Agreement (the “Coinbase Cloud MSA”) with Coinbase Cloud Pte. Ltd. (“Coinbase Cloud”). Under the Coinbase Cloud MSA, Coinbase Cloud will provide the infrastructure and related technical services necessary to enable the Trust to participate in staking activities with respect to certain eligible crypto assets held by the Trust (the “Staking Activities”). The Trust will announce when it starts Staking Activities at a later date.

The Sponsor has evaluated subsequent events through the date the financial statement were issued and has determined that there are no other material events that would require disclosure in the financial statements.

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

Overview/Introduction

The Trust is a Delaware statutory trust organized on July 12, 2024. The Trust is not a commodity pool under the Commodity Exchange Act of 1936, as amended, and the Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor with respect to the Trust. The Trust issues shares of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in the Trust. The Shares are listed and traded on The Nasdaq Stock Market, LLC (the “Exchange”). The Trust’s investment objective is to ensure that daily changes in the net asset value (“NAV”) of the Shares correspond to the daily changes of the Nasdaq Crypto US Settlement Price Index (NCIUSS) (the “Index”), less expenses and liabilities of the Trust, by investing in the index crypto asset constituents of the Index (“Index Constituents”). Under its current investment strategy, the Trust invests in crypto assets to track NCIUSS. Under limited circumstances, the Trust will hold cash to bear its expenses. The Sponsor will employ a passive investment strategy that is intended to track the changes in the Index regardless of whether the Index goes up or down, meaning that the Sponsor will not try to “beat” the Index. It also means that the Trust will not utilize leverage.

The Trust operates pursuant to the Trust’s Third Amended and Restated Trust Agreement (the “Trust Agreement”), dated September 18, 2025. On February 13, 2025, the initial Form S-1 for the Trust was declared effective by the U.S. Securities and Exchange Commission (“SEC”), and registered an indeterminate number of Shares. Coinbase Custody Trust Company, LLC and BitGo Trust Company, Inc (the “Crypto Custodians”) are the custodian for the Trust’s crypto holdings; and U.S. Bank National Association is the custodian for the Trust’s cash and cash equivalents holdings (the “Cash Custodian” and together with the Crypto Custodians, the “Custodians”).

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

Recent Developments

Crypto Trading Counterparties

On July 16, 2025, the Trust entered into a Master Purchase Agreement (the “Cumberland Agreement”) with Cumberland DRW LLC (“Cumberland”), pursuant to which Cumberland provides over-the-counter trading services, including the purchase and sale of crypto assets, subject to its customary terms and conditions.

On July 24, 2025, the Trust entered into a Master Services Agreement (the “Flowdesk Agreement”) with Flowdesk SAS (“Flowdesk”), pursuant to which Flowdesk provides over-the-counter trading services, including the purchase and sale of crypto assets, subject to its customary terms and conditions.

On August 27, 2025, the Trust entered into a Letter of Adherence to the Terms of Business of Enigma Securities Limited (the “Enigma Agreement”), pursuant to which Enigma Securities Limited (“Enigma”) provides over-the-counter trading services, including the purchase and sale of crypto assets, subject to its customary terms and conditions.

Amendment to the Trust Agreement

On September 18, 2025, the Sponsor and CSC Delaware Trust Company, the Trustee of the Trust, executed the Third Amended and Restated Trust Agreement (the “Trust Agreement”). The amended Trust Agreement introduced certain revisions to the Second Amended and Restated Trust Agreement to reflect the requirements necessary for the Trust to rely on the generic listing standards adopted by The Nasdaq Stock Market LLC.

Reliance on Generic Listing Standards and Index Constituents

On September 25, 2025, the Sponsor issued a press release announcing the Trust’s transition to rely on the generic listing standards adopted by The Nasdaq Stock Market LLC (the “Exchange”) and approved by the U.S. Securities and Exchange Commission (the “SEC”).

In reliance on the Generic Listing Standards, the Trust is permitted to hold additional crypto assets that are constituents of the Nasdaq Crypto US Settlement Price™ Index (“NCIUSS” or the “Index”), rather than being limited to only two crypto assets. Accordingly, since that date, the Trust tracks Bitcoin (BTC), Ethereum (ETH), Solana (SOL), Stellar (XLM), and XRP (XRP), subject to quarterly rebalancing and any additions or removals of Index Constituents in accordance with the Index methodology and the eligibility criteria under the Generic Listing Standards. In addition, since September 30, 2025, Cardano (ADA) has been added to the Trust’s holdings, subject to quarterly rebalancing and any additions or removals of Index Constituents in accordance with the Index Methodology and the eligibility criteria under the Generic Listing Standards.

Trust Overview

The Trust issues Shares on the Exchange. The Trust’s investment objective is for changes in the Shares’ NAV to reflect the daily changes of the price of the Nasdaq Crypto US Settlement Price Index (NCIUSS) (the “Index”), less expenses and liabilities of the Trust. Under its current investment strategy, the Trust invests in Index Constituents. Under limited circumstances, the Trust will hold cash to bear its expenses. It also means that the Trust will not utilize leverage. In order to track the Index as closely as possible, the Trust will aim to invest the Index Constituents in the same proportions as the Index. The Sponsor will employ a passive investment strategy that is intended to track the changes in the Index regardless of whether the Index goes up or goes down. Because the Trust’s investment objective is to track the price of the Index, the price of the Shares may vary from changes in the spot price of the Index Constituents. The Trust, the Sponsor, the Administrator and the service providers, including the Custodians, will not loan or pledge the Trust’s assets, nor will the Trust’s assets serve as collateral for any loan or similar arrangement. The Administrator calculates an approximate net asset value every 15 seconds throughout each day that the Trust’s Shares are traded on the Exchange. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

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

The Index is derived from a rules-based methodology (“Index Rules”), which is overseen by the Nasdaq Index Management Committee (“NIMC”). The NIMC governs the Index and is responsible for its implementation, administration, and general oversight, including assessing crypto assets for eligibility, adjustments to account for regulatory changes and periodic methodology reviews. The NIMC shall approve any material changes to the methodology and review the Index methodology at least on an annual basis. The Index Rules may only be changed by the Index Provider with the approval of the NIMC. Neither the Trust nor the Sponsor have control over the Index Rules or the Index administration. Changes to Index Rules may result in adverse effects to the Trust and/or in the ability of the Sponsor to implement the Trust’s investment strategy.

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

The Trust’s Investment Strategies

The Trust will gain exposure to crypto assets by investing in the Index Constituents. It will maintain cash balances only as necessary to cover currently due Trust-payable expenses. Absent any Share redemption orders or due expenses, the Trust’s portfolio will consist solely of the Index Constituents, except that the Sponsor may, at its sole discretion, exclude a specific Index Constituent under certain circumstances further described below. The Trust will not invest in any crypto assets outside the Index Constituents, nor will it invest in tokenized assets or stablecoins. If any crypto asset other than the Index Constituents becomes eligible for inclusion in the Index, the Sponsor will endeavor to maintain full replication investment strategy and replicate the Index’s holdings. The ratio of investment in the Index Constituents, representing the proportion of quantities of crypto assets per Share, changes quarterly as described below in The Trust’s Benchmark.

As of September 30, 2025, the crypto asset constituents of the Index Constituents and their weightings were as follows:

Constituents	Weight
Bitcoin (BTC)	73.49%
Ether (ETH)	14.85%
XRP (XRP)	6.21%
Solana (SOL)	4.05%
Cardano (ADA)*	1.08%
Stellar (XLM)	0.31%

*	Crypto position was established on 9/30/25. The crypto custodian reflects trade quantities on settlement date, which occurred after period end.

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

The Sponsor may, at its discretion, exclude or limit the weighting of Index Constituents in the Trust’s portfolio under the following circumstances:

●	The inclusion or projected weighting of a crypto asset could, in the Sponsor’s sole judgment, result in the Trust being required to register as an investment company under the Investment Company Act or require the Sponsor to register as an investment adviser under the Investment Advisers Act of 1940;

●	None or few of the Authorized Participants or service providers have the ability to trade or otherwise support the asset in a way that impacts the Trust operations;

●	The Sponsor determines, based on available guidance, that the use or trading of the crypto asset raises, or is likely to raise, significant governmental, policy, or regulatory concerns or is subject to, or likely to become subject to, a specialized regulatory regime, such as U.S. federal securities or commodities laws or similar laws in other significant jurisdictions;

●	The crypto asset’s underlying code contains, or may contain, material flaws or vulnerabilities; or

●	Holding the crypto asset would cause the Trust’s holdings to be inconsistent with applicable listing rules of the Exchange.

While these constraints are designed to ensure compliance with applicable laws and rules, they may result in deviations between the performance of the Trust and the performance of the Index. As crypto assets become eligible, or if any Index Constituents later become ineligible, for inclusion based on the applicable listing rules of the Exchange, the Sponsor expects to adjust the inclusion and weighting of Index Constituents in the Trust’s portfolio accordingly. The Sponsor will disclose the current Index Constituents and their weighting on the Trust’s website on an ongoing basis.

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

For the three months ended September 30, 2025

The Trust’s net assets increased from $125,608,529 as of June 30, 2025, to $153,538,950 as of September 30, 2025. This total increase of $27,930,421 was primarily driven by a net increase from operations of $ 16,459,378. During the quarter, a total of 470,000 shares (47 baskets) were created and 90,000 shares (9 baskets) were redeemed, resulting in a total net increase of 380,000 shares (38 baskets).

For the period from January 21, 2025 through September 30, 2025

Since its inception on January 21, 2025, the Trust’s net assets grew to $153,538,950 as of September 30, 2025. This growth resulted from a net increase from operations of $40,384,728 a net increase from capital share transactions of $113,154,222. Since inception, a total of 5,120,000 shares have been created and 150,000 shares have been redeemed, resulting in a net increase of 4,970,000 shares as of September 30, 2025.

 For the period from July 1,2025 through September 30, 2025

The 12.86% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”), from $27.37 at July 1, 2025 to $30.89 as of September 30, 2025, reflects the appreciation in the prices of the crypto assets in the NCIUS. The NAV increase is also partially offset by the Sponsor’s fee, which totaled $90,155 net of waiver, for the period.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the management fee paid to the Sponsor, monthly in arrears, in an amount equal to 0.50% per annum of the daily NAV of the Trust (the “Management Fee”). The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Management Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees, and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has agreed to temporarily reduce its Management Fee to 0.25% per annum through December 31, 2025. After December 31, 2025, the standard 0.50% annual Management Fee will apply. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Trust’s business and affairs. Creation with cash may cause the Trust to incur certain costs including brokerage commissions and redemptions of creation units with cash may result in the recognition of gains or losses that the Trust might not have incurred if it had made redemptions in-kind. For the quarter ended September 30, 2025, the Sponsor’s fee, net of the temporary fee waiver, was $90,155. The Trust pays all of its respective brokerage commissions, including applicable exchange fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to the sale and purchase of spot crypto assets, including any transaction fees for on-chain transfers of the Index Constituent. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Trust, including but not limited to, fees and expenses of the Administrator, Trustee, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, ongoing SEC registration fees, report preparation and mailing expenses, and up to $250,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $250,000 per annum. The Trust pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

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

Investment Valuation

The Trust’s policy is to value investments held at fair value. The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 determines fair value to be the price that would be received for the subject crypto asset in a current sale, which assumes an exit price resulting from an orderly transaction between market participants on the measurement date. ASC 820-10 requires the assumption that the subject crypto asset is sold in its principal market to market participants (or in the absence of a principal market, the most advantageous market).

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Trust nor the Sponsor are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against Trust or Sponsor.

Item 1A. Risk Factors

You should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form S-1 (333-280990) declared effective on February 13, 2025, as supplemented to date, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of baskets held by Authorized Participants, the Trust redeemed 9 baskets (comprising 90,000 Shares) during the quarter ended September 30, 2025. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share Redeemed	Maximum number of shares that may yet be purchased
July 1, 2025 – July 31, 2025	90,000	$30.93	N/A
August 1, 2025 – August 31, 2025	0	$0	N/A
September 1, 2025 – September 30, 2025	0	$0	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended September 30, 2025.

Item 6. Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Trust Agreement of Hashdex Nasdaq Crypto Index US ETF(2)
3.2	Certificate of Trust(1)
10.1	Master Infrastructure-as-a-Service Agreement, dated as of October 7, 2025, by and between Coinbase Cloud Pte. Ltd. and the Trust(3)
10.2*	Custodial Services Agreement, dated as of June 27, 2025, by and between Fidelity and the Trust, with the Sponsor acting on behalf of the Trust
10.3*	Master Purchase Agreement, dated July 16, 2025, by and between Cumberland DRW LLC and the Trust
10.4*	Master Services Agreement, dated July 24, 2025, by and between Flowdesk SAS and the Trust
10.5*	Letter of Adherence, dated August 27, 2025, by and between Enigma Securities Limited and the Trust
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990) filed by the Registrant on July 24, 2024.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42511) filed by the Registrant on September 24, 2025.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42511) filed by the Registrant on October 15, 2025.

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

Date: November 10, 2025