Form 10-K
period 2025-12-31
Hashdex Nasdaq CME Crypto Index ETF
filed 2026-03-25
CIK 2031069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-42511

HASHDEX NASDAQ CME CRYPTO INDEX ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-2103856
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19 West 44th Street, Suite 200

New York, NY 10036

(866) 403-5272

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interest of Hashdex Nasdaq CME Crypto Index ETF	NCIQ	The Nasdaq Stock Market LLC

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025, was $16,145,730.87.

As of December 31, 2025, there were 5,340,000 shares of Hashdex Nasdaq CME Crypto Index ETF issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, our operations, Hashdex Asset Management Ltd.’s (the “Sponsor”) plans and references to our future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses our Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to our Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments our Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, our operations or the value of our shares.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise.

i

HASHDEX NASDAQ CME CRYPTO INDEX ETF

ii

PART I

Item 1. Business

Overview

Hashdex Nasdaq CME Crypto Index ETF (f/k/a Hashdex Nasdaq Crypto Index US ETF, prior to January 20, 2026) (the “Trust”) is a Delaware statutory trust organized on July 12, 2024. The Trust operates pursuant to the Fifth Amended and Restated Trust Agreement, dated January 20, 2026. The Trust issues shares of beneficial interest (“Shares”), representing fractional undivided beneficial interests in the Trust. The Shares trade on The Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “NCIQ”. The principal office address of the Trust is 19 West 44th Street, Suite 200, New York, NY 10036 and the Trust’s telephone number is 800-927-9800.

The Trust is designed to provide investors with price exposure to certain crypto assets. Prior to January 20, 2026, such crypto assets were those included in the Nasdaq Crypto US Settlement Price™ Index (the “NCIUSS” or the “Former Index”). Effective January 20, 2026 (the “Transition Date”), the reference index changed to the Nasdaq CME Crypto Settlement Price Index™ (the “NCIS” or the “New Index”), as detailed below. References to the “Index” as used herein refer to the Former Index prior to the Transition Date and the New Index after the Transition Date. The NCIUSS represents the daily closing value of the Nasdaq Crypto US™ Index (the “NCIUS”), and the NCIS represents the daily closing value of the Nasdaq CME Crypto™ Index (the “NCI”). The NCIUSS and the NCIS apply substantially identical methodologies, reflect the same constituents, and are both designed to measure the performance of a material portion of the overall crypto asset market.

The Trust’s investment objective is to align the daily changes in the net asset value (“NAV”) of the Shares with the daily price changes of the Index, minus operational expenses and liabilities, by investing in the digital assets that are constituents of the Index or may be added as constituents of the Index in the future (the “Index Constituents”). Because the Trust’s investment objective is to track the price of the Index, changes in the price of the Shares may vary from changes in the individual Index Constituents’ prices.

The sponsor of the Trust is Hashdex Asset Management Ltd. (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (“Trustee”). U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Administrator” or the “Transfer Agent”) provides administrative services to the Trust. The Administrator also assists the Trust and the Sponsor with certain functions and duties relating to accounting and as the Trust’s transfer agent. Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”). Coinbase Custody Trust Company, LLC (“Coinbase Custody”), BitGo Trust Company, Inc. (“BitGo”) and Fidelity Digital Asset Services, LLC (“Fidelity”) are the custodians for the Trust’s crypto asset holdings (the “Crypto Custodians”). U.S. Bank National Association is the custodian for the Trust’s cash and cash equivalent holdings (the “Cash Custodian” and together with the Crypto Custodians, the “Custodians”).

The Trust is an exchange-traded fund. The Trust does not purchase or sell digital assets other than in connection with the creation and redemption of blocks of 10,000 Shares called “Baskets” to certain broker-dealers that have entered into an agreement with the Sponsor (“Authorized Participants”), or to pay certain expenses.

The Trust is not an investment company registered under the Investment Company Act of 1940, as amended, and the Sponsor is not registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust. The Trust is not a commodity pool under the Commodity Exchange Act of 1936, as amended (the “CEA”), and the Sponsor is not subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Trust.

Investment Objective and Strategy

The Shares are designed to provide investors with a straightforward means of obtaining price exposure to the Index Constituents, as opposed to direct acquisition, holding, and trading of crypto assets on a peer-to-peer or other basis or via a crypto asset platform. The Shares are intended to reduce the complexities and operational burdens associated with direct investment in these crypto assets, while maintaining an intrinsic value that reflects the investment exposure to the assets held by the Trust, less the Trust’s expenses and liabilities. This structure offers investors an alternative method of accessing the crypto asset markets through the public securities market.

The Sponsor will employ a passive investment strategy intended to track the changes in the Index, regardless of its direction, meaning that the Sponsor will not attempt to outperform the Index. This strategy aims to allow investors to buy and sell Shares to hedge against losses in Index-related transactions or to gain price exposure to the Index. Consistent with its investment objective, the Trust will not use its investments to enhance leverage or seek performance that is the multiple or inverse multiple of the Index.

The Trust will gain exposure to the prices of the Index Constituents by purchasing these crypto assets and will maintain cash balances as necessary to cover currently due Trust-payable expenses. Absent any Share redemption orders or currently due Trust-payable expenses, the Trust’s portfolio will consist solely of Index Constituents. The Trust will not invest in any crypto assets other than the Index Constituents. The Trust will not invest in tokenized assets, or stablecoins.

The Trust, Sponsor, Custodians, or any other person associated with the Trust may, directly or indirectly, engage in any actions that result in the applicable portion of the Trust’s crypto assets becoming subject to Index Constituents networks’ proof-of-stake validation.

Overview of the Index Constituents’ Industry

As of December 31, 2025, the Index Constituents were bitcoin (BTC), ether (ETH), XRP, solana (SOL), cardano (ADA), chainlink (LINK) and stellar (XLM). Each Index Constituent operates on its respective network. The Index Constituents’ networks are decentralized peer-to-peer computer systems that rely on public key cryptography for security, and their values are primarily influenced by market supply and demand. The Sponsor discloses the current Index Constituents and their weighting on the Trust’s website on an ongoing basis.

Bitcoin

In this section, Bitcoin with an upper case “B” is used to describe the Bitcoin System as a whole that is involved in maintaining the ledger of bitcoin ownership and facilitating the transfer of bitcoin among parties, as well as its components, such as the Bitcoin Network, the Bitcoin Blockchain, the Bitcoin Protocol and Bitcoin Clients (together, the “Bitcoin System”). When referring to the crypto asset within the bitcoin network, bitcoin is written with a lower case “b” (except, of course, at the beginning of sentences or paragraph sections). For clarification purposes, bitcoin is written with a lower case “b” when used to describe the crypto asset native to the Bitcoin System, whose ownership registry and full transfer history is made by the Bitcoin System.

Bitcoin is a crypto asset that serves as the unit of account on an open-source, permissionless, decentralized, peer-to-peer computer network (known as the Bitcoin Network). Every bitcoin is fractionable to the eighth decimal place, with its smallest fraction equal to 0.00000001 bitcoin and called a “Satoshi”. It may be used to pay for goods and services, stored for future use, or converted to government-backed currency such as the U.S. dollar. As of the date of this annual report on Form 10-K (this “Report”), the adoption of bitcoin for these purposes has been limited. The value of bitcoin is not backed by any government, corporation, or other identified body.

Bitcoin Blockchain and Consensus Mechanism

Transactions in bitcoin are broadcasted over the Bitcoin Network and registered in bundles called blocks, which are set to occur on average every 10 minutes and collectively track the full transaction history and ownership of bitcoins in circulation. Every block is cryptographically tied to its predecessor, creating a chain of blocks called the “Bitcoin Blockchain”. Blocks are identified by a block height as if they were progressively piled up starting from a height of zero. The first block of the Bitcoin Blockchain is known as the Genesis block, assigned a height of 0 (zero), and was created on January 3, 2009.

Whilst in traditional financial ledgers, a central authority is responsible for updating users’ balances and preventing the same balance from being spent twice, the Bitcoin System introduces a cost for network participants to add new blocks of transactions to the Bitcoin Blockchain. This consists of creating a proof-of-work by solving a highly costly cryptographic problem by trial and error and broadcasting the obtained solution to other network participants for verification. A key feature of proof-of-work is its asymmetry: the proof generator needs to expend large amounts of computational power to generate it, whereas others can easily verify that the proof is valid at a negligible cost.

The solution to the proof-of-work problem creates a cryptographic hash that sets a unique identifier for every block and includes an imprint of all the transactions included in the block as well as the identifier of the block’s immediate predecessor. This generates a strong cryptographic tie among the blocks in the Bitcoin Blockchain and implies that rebuilding the transaction history from a height smaller than or equal to the current one would demand regenerating all the cumulative proof-of-work from that point until the current block. Given the necessary computational cost, the bigger the pile of blocks stacked above a specific block, the smaller the likelihood for the information included in it to be changed, effectively making it immutable after enough proof-of-work is generated on top of it. At any height, if two diverging versions of the Bitcoin Blockchain exist, a bifurcation referred to as a blockchain fork, the consensual version of the Bitcoin Blockchain is defined as the chain with the largest cumulative proof-of-work, establishing Bitcoin’s so-called fork choice rule. These rules establish a mechanism for the Bitcoin Blockchain to be appended over time and for the Bitcoin Network to reach consensus on bitcoin ownership and transaction history. Therefore, proof-of-work is generally referred to as the consensus mechanism of the Bitcoin System.

The built-in incentive element of the Bitcoin System is bitcoin, which is issued over time as a subsidy that rewards network participants responsible for generating proof-of-work and, thus, adding new blocks to the Bitcoin Blockchain. Since they invest in computational equipment and expend electricity in exchange for newly-issued coins, there exists a clear similarity between this activity and the mining of precious metals such as gold or silver.

The creation of proof-of-work is thus popularly referred to as bitcoin mining, and network participants engaging in the activity are called bitcoin miners. Users of the Bitcoin Network might also pay transaction fees in bitcoin to gain priority over others in having their transactions included in a new block. The fees paid by all transactions in a mined block are reverted to the successful miner alongside the mining subsidy.

To make sure that the creation of blocks and thus the issuance of new bitcoin occur on average every 10 minutes, the Bitcoin System has a built-in difficulty adjustment that tunes the cost of generating a valid proof-of-work every interval of 2,016 blocks — approximately every two weeks — starting from the Genesis block. If some miners get more specialized and are able to mine blocks faster than 10 minutes on average, the difficulty is increased when the next cycle of 2,016 blocks starts. On the other hand, if some miners have to shut down operations and blocks start being appended to the blockchain with an average interval exceeding 10 minutes, difficulty is decreased as of the beginning of the next cycle of 2,016 blocks. The computational power of a miner is measured by its capacity to compute cryptographic hashes in the attempt to generate a valid proof-of-work. The collective computational power of the Bitcoin Network is known as the network’s hash rate.

Bitcoin Supply

The value of bitcoin depends on its supply (which is limited), and demand for bitcoin in the markets for exchange that have been organized to facilitate the trading of bitcoin. The supply of bitcoin follows a predefined issuance schedule since Bitcoin’s conception. In every multiple of 210,000 blocks following height 0 (210,000, 420,000, 630,000, etc.), the issuance of bitcoin per block is reduced in half. These events are referred to as “halvings”. Bitcoin’s mining subsidy started at 50 bitcoin per mined block and remained constant between heights 0 and 209,999. The first halving took place on November 28, 2012 at height 210,000, dropping the mining subsidy to 25 bitcoin until height 419,999. The second halving occurred on July 9, 2016 at height 420,000, setting the subsidy per block to 12.5 bitcoin until height 629,999. The third halving took place on May 11, 2020 at height 630,000, setting the subsidy per block to 6.25 bitcoin until height 839,999. The most recent halving happened on April 20, 2024 at height 840,000, setting the current subsidy per block to 3.125 bitcoin until height 1,049,999.

By design, the supply of bitcoin is intentionally limited to 21 million units, making bitcoin a disinflationary asset, that is, with a rate of supply growth that decreases over time until reaching zero when the last satoshi is issued. The maximum cap and the disinflationary nature of bitcoin makes it a potential candidate for digital store of value, an investment thesis that is still gaining traction among investors worldwide. As of the date of this Annual Report, there are approximately 19.75 million bitcoins in circulation.

Bitcoin Network, Protocol, Clients and Network Upgrades

Bitcoin is maintained on the decentralized, open source, peer-to-peer computer network, the Bitcoin Network. No single entity owns or operates the Bitcoin Network. The Bitcoin Network is accessed through software and governs bitcoin’s creation and movement. The source code for the Bitcoin Network, often referred to as the “Bitcoin Protocol”, is open-source, and anyone can contribute to its development.

Proof-of-work, the fork choice rule, the difficulty adjustment and the supply schedule of bitcoin comprise the Bitcoin Protocol, the full set rules that users of the Bitcoin System must agree on in order to participate in the Bitcoin Network. Implementations of the Bitcoin Protocol are called “Bitcoin Clients”. These are open-source codes that can be maintained by anyone and used by any individual wishing to join the Bitcoin Network. Every computer running an instance of a Bitcoin Client is called a node.

The infrastructure of the Bitcoin Network is collectively maintained by its participants, which include miners, developers, and users. Miners register transactions and provide security to the Bitcoin Network. Developers maintain and contribute updates to the Bitcoin Clients. Users access the Bitcoin Network either running their own node or communicating with the node run by a third-party server. Anyone can be a user, developer, or miner, but not all Bitcoin Network participants need to run a node.

Bitcoin is “stored” on a digital transaction ledger commonly known as a “blockchain.” A blockchain is a distributed database that is continuously updated and reconciled among certain users and is protected by cryptography. The bitcoin blockchain contains a complete record and history for each bitcoin transaction.

New bitcoins are created through a process called “mining.” Miners use specialized computer software and hardware to solve a highly complex mathematical problem presented by the Bitcoin Protocol. The first miner to successfully solve the problem is permitted to add a block of transactions to the bitcoin blockchain. The new block is then confirmed through acceptance by a majority of users who maintain versions of the blockchain on their individual computers. Miners that successfully add a block to the bitcoin blockchain are automatically rewarded with a fixed amount of bitcoin for their effort plus any transaction fees paid by transferors whose transactions are recorded in the block. This reward system is how new bitcoin enter circulation and is the mechanism by which versions of the blockchain held by users on a decentralized network are kept in consensus.

The Bitcoin Protocol is thus an open-source project with no official company or group in control, and anyone can review the underlying code for its clients. There are, however, a number of individual developers that regularly contribute to a specific Bitcoin Client known as the “bitcoin core” (“Bitcoin Core”). Developers of the Bitcoin Core loosely oversee the development of the source code. There are many other compatible versions of the Bitcoin Protocol, but Bitcoin Core is the most widely adopted and currently provides the de facto standard for the Bitcoin Protocol. Bitcoin Core developers are able to access, and can alter, the client’s source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin Core. Upgrade proposals to the Bitcoin protocol can be created by any individual as a Bitcoin Improvement Proposal (“BIP”).

However, because Bitcoin has no central authority, the release of updates to the Bitcoin Core or other Bitcoin Clients by their developers does not guarantee that the updates will be automatically adopted by the other network participants. Users and miners must accept any changes made to the source code by downloading the proposed modification and that modification is effective only with respect to those Bitcoin users and miners who choose to download it and run. As a practical matter, a modification to the source code becomes part of the Bitcoin Network only if it is accepted by individuals that collectively form a majority of the Bitcoin Network. If a modification is accepted by only a small percentage of users and miners, a division will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “hard fork.” To avoid network splits, the Bitcoin community chooses to implement BIPs via soft forks, which are backward-compatible updates and thus optional in nature, meaning multiple versions of the same Bitcoin Client can coexist in the Bitcoin Network.

Development of Bitcoin Clients has increasingly focused on amendments to the Bitcoin Protocol to enhance speed and scalability. For example, in August 2017, a BIP known as “segregated witness” was adopted in a Bitcoin soft fork. Among other things, it enables so-called second layer solutions, such as the “Lightning Network”, or payment channels, which could potentially allow greater speed and a greater number of transactions that the Bitcoin Network can process in a given time interval (i.e., transaction throughput). The “Lightning Network” is an open-source decentralized network that enables the instant off-blockchain transfer of bitcoin without requiring a trusted third party. The Lightning Network uses bidirectional payment channels, which work as follows: an on-blockchain transaction is required to open a channel, which can later be closed through another on-blockchain transaction. Once a channel is open, value can be transferred instantly between counterparties engaging in bitcoin transactions without such transactions being broadcasted to the Bitcoin Network. This enables increased transaction throughput and reduces the computational burden on the Bitcoin Network. The Lightning Network is currently a subject of ongoing research and development and does not yet have material adoption as of August 2024, with approximately 5,200 bitcoins in total liquidity deposited in its payment channels.

Other uses of segregated witness include smart contracts (which are programs that automatically execute on a blockchain) and distributed registers built into, built atop, or pegged alongside the Bitcoin Blockchain. For example, one white paper published by the blockchain technology company Blockstream Corporation Inc. calls for the use of “pegged sidechains” to develop programming environments built within blockchain ledgers that can interact with and rely on the security of the Bitcoin Network and blockchain while remaining independent thereof. Applications of this concept include open-source projects such as RSK (Rootstock), which seeks to create novel open-source smart contract platforms built on the Bitcoin Blockchain to allow automated, condition-based payments with increased speed and scalability.

Such research and development projects may utilize bitcoin as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for bitcoin and the utility of the Bitcoin Network as a whole. Conversely, to the extent that such projects operate on the Bitcoin Blockchain, they may increase the data flow on the Bitcoin Network and could either “bloat” the size of the blockchain or result in slower confirmation times. At this time, such projects remain in early stages and have not been materially integrated into the blockchain or Bitcoin Network.

The latest Bitcoin soft fork known as “Taproot” was activated in November 2021, introducing a new scheme for digital signatures, enhancing the privacy of more complex Bitcoin scripts and optimizing block space usage for multi-signature transactions. Taproot has become more prominent since late 2022 with the launch of Bitcoin inscriptions, which uses Taproot functionality to assign pieces of information to distinct satoshis. Also, Taproot is being used in the implementation of Taproot Assets, a novel programmability layer built on top of Bitcoin that allows users to create other crypto assets on the Bitcoin Blockchain, while using them at fast speeds and low costs over the Lightning Network. Similar to the adoption of the Lightning Network, inscriptions and Taproot Assets are still experimental technologies and might be subject to significant risks.

Bitcoin Wallets and Transactions

Users of the Bitcoin Network must either run a Bitcoin Client or use a Bitcoin wallet. To initiate a Bitcoin transaction, users generate one or more unique pairs of private and public keys, the latter being used to receive funds, and the former to authenticate transactions and send bitcoin. These pairs can be hierarchically derived from a single set of words known as a seed phrase. As their names suggest, public keys can be safely shared with anyone in the network, whereas private keys should be kept secret. This is analogous to the use of a bank account, with a public key similar to the bank identifier and branch number, and the private key the analogue to the account’s transaction password.

A private-public key pair is generated using asymmetric cryptographic, meaning that deriving a public key from its corresponding private key is easy, whereas guessing a private key from a known public key is virtually impossible. The generation of the pair and the signing of transactions is securely carried out using a device disconnected from the internet, maintaining the secrecy of the private key and the custody of bitcoins in a so-called cold wallet. If a private key is at least once exposed to the internet, it turns the corresponding wallet into a so-called hot wallet, exposing the user to the risk of theft of funds by a malicious actor that might gain access to the device during the time of internet exposure. Therefore, security and ownership of bitcoins rely heavily on the proper management of private keys, as these keys are the only way to authorize transactions. This property guarantees the possibility of secure custody of bitcoins without counterparty risk and the ability for a user to be the only network participant knowing the private key to its wallet. On the other hand, losing a private key means losing access to the associated funds permanently, similar to a bearer asset like cash, and exposing it to the internet creates the risk of a malicious actor becoming able to drain funds from the wallet.

Bitcoin Markets

In the Bitcoin market, participants range from individual end-users who utilize bitcoin for peer-to-peer transactions, to merchants who accept bitcoin as payment for goods and services. Despite its potential, bitcoin has not yet achieved widespread adoption as a mainstream payment method. Investors also represent a significant portion of market participants, purchasing bitcoin as a speculative asset or as part of a diversified investment portfolio. These transactions occur both on bitcoin spot markets and over-the-counter (“OTC”) markets, with the former being more accessible to retail investors and the latter catering to institutional entities handling large volumes of bitcoin.

In addition to using bitcoin to purchase goods and services, investors may purchase and sell bitcoin to speculate as to the value of bitcoin in the bitcoin market, or as a long-term investment to diversify their portfolio. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Bitcoin spot markets typically permit investors to open accounts with the market and then purchase and sell bitcoin via websites or through mobile applications on a prefunded basis. Prices for trades on bitcoin spot markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired crypto asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a bitcoin market and trading bitcoin is different from, and should not be confused with, the process of users sending bitcoin from one bitcoin address to another bitcoin address on the Bitcoin Blockchain. This latter process is an activity that occurs on the Bitcoin Network, while the former is an activity that occurs entirely within the order book operated by the spot market. The spot market typically records the investor’s ownership of bitcoin in its internal books and records, rather than on the Bitcoin Blockchain. The spot market ordinarily does not transfer bitcoin to the investor on the Bitcoin Blockchain unless the investor makes a request to the exchange to withdraw the bitcoin in his or her exchange account to an off-exchange bitcoin wallet.

In addition, bitcoin futures and options trading occur on exchanges in the U.S. regulated by the CFTC. The market for CFTC-regulated trading of bitcoin derivatives has developed substantially. Data aggregated by The Block shows that, in August 2024, total regulated bitcoin futures had $158.4 billion in aggregate notional trading volume on the Chicago Mercantile Exchange (“CME”), up 279% in comparison to $41.8 billion in August 2023. Furthermore, average open interest in August 2024 was equal to $8.9 billion, up 305% in comparison to $2.2 billion in the same month one year prior. As of September 2024, the bitcoin market capitalization had reached approximately $1.18 trillion and represented approximately 56% of the entire crypto asset market.

Although bitcoin was the first crypto asset, in the ensuing years, the number of crypto assets, market participants and companies in the space has increased dramatically. In addition to bitcoin, other well-known crypto assets include ether, solana, bitcoin cash, and litecoin. The category and protocols are still being defined and evolving. Bitcoin has generally exhibited high price volatility relative to more traditional asset classes. One volatility measure, standard deviation, is based on the variability of historical price returns. A higher standard deviation indicates a wider dispersion of past price returns and thus greater historical volatility.

Ethereum

In this section, Ethereum with an uppercase “E” denotes the entire system responsible for maintaining the ledger of ether ownership and enabling the transfer of ether among parties, as well as the components of the Ethereum system such as the Ethereum Network, the Ethereum Blockchain, the Ethereum Protocol and the Ethereum Clients (together, the “Ethereum System”). When referring to the crypto asset native to the Ethereum Network, whose ownership registry and full transfer history is made by the latter, ether is written with a lowercase “e” (except at the beginning of sentences or paragraph sections).

Ethereum is a permissionless, decentralized and peer-to-peer computer network of nodes that enables developers to build and deploy the so-called smart contracts and decentralized applications (“DApps”) on a global scale. The Ethereum Network improves on the capabilities of the Bitcoin Network by allowing, in addition to simple ether transfers, the creation of the smart contracts (software that are automatically executed when predetermined terms and conditions are met). Smart contracts permit the creation of crypto assets with various properties and the deployment of decentralized applications on Ethereum.

Ether, the native cryptocurrency of the Ethereum Network, serves as a unit of account, allowing for peer-to-peer transactions and incentivizing network participants. Every ether is fractionable to the eighteenth decimal place, with its smallest fraction equal to 0.000000000000000001 ether and called a wei.

The computational environment of the Ethereum Network is known as the Ethereum Virtual Machine (“EVM”), and computational cycles in the EVM consume so-called gas units which are denominated in fractions of ether and expressed in Gwei (short for “gigawei” or one billion wei or one billionth of one ether). The EVM is similar to an engine, while ether is the fuel that propels it. Ether is therefore known as the “gas” token of the Ethereum Network. Ether may also be used to pay for goods and services, stored for future use, or converted to government-backed currency such as the U.S. dollar. The value of ether is not backed by any government, corporation, or other identified body.

Ethereum Blockchain and Consensus Mechanism

Similar to Bitcoin, transactions on Ethereum are broadcasted over the Ethereum Network and registered in blocks, which are set to occur every 12 seconds. Ethereum blocks collectively track the full transaction history, the accounts and balances of users and contracts in the “Ethereum System”, and other blockchain data that collectively are referred to as the state of Ethereum. Ethereum ensures that its state transition is deterministic, meaning that given the same initial state and set of transactions, all nodes in the Ethereum Network are able to compute the same final state. Blocks are organized in a chain forming the “Ethereum Blockchain”, starting from the “genesis block” at height 0 (zero), which was created on July 30, 2015.

Unlike Bitcoin, which relies on proof-of-work, Ethereum operates on a proof-of-stake consensus mechanism where users must lock a certain amount of ether to engage with transaction validation and code execution. In contrast to proof-of-work, in which miners expend hardware and electricity to become eligible to append new blocks to the blockchain, in proof-of-stake, users known as validators pledge capital denominated in ether as a “stake,” providing a guarantee of action in good faith towards the honest operation of the network. If Ethereum Network participants detect a malicious activity by a validator, such as proposing two different blocks at the same height or attesting to two different versions of the consensual Ethereum Blockchain, they can cast a slashing alert that subtracts part of the malicious actor’s stake. As such, proof-of-stake substitutes the computational cost to cheat on proof-of-work by the risk of losing part of a validator’s stake, aligning the incentives for consensus participants to remain honest over time. Ethereum’s implementation of proof-of-stake also has a fork choice rule, which uses validators’ votes on the chain with the most accumulated validator activity to select the consensual chain at any point in time.

Actors running Ethereum validators range from individual enthusiasts to professional operations with dedicated hardware and data centers. Users activate a validator by running consensus software on Ethereum and depositing 32 ether on a staking contract deployed on the Ethereum Network. They are rewarded with newly issued ether as a subsidy and transaction fees paid by users to gain priority in having their transactions executed first. The Ethereum Network’s complexity and reliance on staking attract a specific type of participant, one who is often deeply involved in the ecosystem, increasing the likelihood for committed entities to take on the responsibilities of a validator.

Smart Contracts, Crypto Assets and Decentralized Applications

The Ethereum Network allows users to write and implement smart contracts — that is, general-purpose code that executes on every node in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can leverage the EVM through its built-in programming language, Solidity, to create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create crypto assets other than ether.

Development on the Ethereum Network involves building more complex tools on top of smart contracts, such as DApps, organizations that are autonomous, known as decentralized autonomous organizations (“DAOs”), and entirely new decentralized governance systems. For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain predefined conditions.

Ethereum is also a platform for creating new crypto assets and conducting their associated initial coin offerings. It has a suite of standards that allow for the creation of fungible crypto assets, such as governance tokens that confer voting power in DAOs or stablecoins pegged to government-backed currencies like the dollar; non-fungible tokens (“NFTs”) allowing for the creation of unique representations of value, such as digital collectibles, digital art, decentralized identity systems and digital characters and items in metaverses and videogames; and more versatile tokens that bring new utility to DApps by integrating decentralized data provision and indexing. As of the date of this Annual Report, a majority of crypto assets in the crypto market were built on the Ethereum Network, with such assets representing a significant amount of the total market value of all crypto assets.

An important set of DApps on the Ethereum Network exists within the sector known as decentralized finance (“DeFi”) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives, and insurance, by removing third party intermediaries. DeFi can allow users to lend and earn interest on their crypto assets, exchange one crypto asset for another, and create derivative crypto assets such as stablecoins. Currently, $44 billion worth of crypto assets are deposited on DeFi applications on the Ethereum Network. Ethereum is also used to create decentralized naming systems, decentralized social networks, and the registry and commercialization of digital art. More recently, companies and asset managers have started to use Ethereum to tokenize traditional assets such as money-market funds. While experiencing a significant rise in total value secured by the Ethereum Network since inception, most applications in the Ethereum ecosystem are still incipient and/or in experimental phase.

Since smart contracts are general purpose software, they can be naturally used to create highly complex DApps, which can be further combined among themselves in a composable manner to create even more complex applications. On the other hand, given the nascent nature of the EVM and Solidity, there might be significant architectural risks and unseen bugs in Ethereum’s current technological stack. This may pose relevant security risks on DApps running on the platform, lead to the drain, loss or indefinite lock of value deposited on them, and potentially harm users interacting with such applications or having participation in the total value deposited in a DApp.

Ether Supply

Unlike bitcoin, the supply schedule of ether has changed a number of times since the inception of the Ethereum Network. The initial creation of ether involved the issuance of 72.0 million tokens. Of these, 60.0 million ether (83.33% of the supply) were sold to the public in a crowd sale in 2014, raising approximately $18 million. Another 6.0 million ether (8.33% of the supply) went to the Ethereum Foundation for operational costs, while 3.0 million ether each (4.17% of the supply) were distributed to developers who contributed to the network and members of the Ethereum Foundation for purchasing at the initial crowd sale price.

While currently operating under a proof-of-stake consensus mechanism, the Ethereum Network started operation under a proof-of-work consensus mechanism similar to Bitcoin, migrating to its current proof-of-stake consensus mechanism in September 2022 during an upgrade known as “The Merge”. Over time, new ether was put into circulation by miners creating blocks on the Ethereum blockchain.

From the Genesis block to late 2017, the mining subsidy on the Ethereum Network was equal to 5 ether per block. In October 2017, the Byzantium upgrade was activated, decreasing the mining subsidy to 3 ether and aiming to prepare Ethereum for future scaling solutions. In February 2019, the Constantinople upgrade further reduced the mining subsidy to 2 ether per block. In December 2020, Ethereum’s new proof-of-stake consensus layer called the Beacon Chain was launched in preparation for The Merge in September 2022, introducing a deterministic supply curve that issues new ether to validators based on the total amount of ether staked. In August 2021, the London upgrade introduced the concept of a base fee burn. This means that a portion of the transaction fees paid by users on the network started being burned, effectively working as an ether supply reduction mechanism. This base fee is algorithmically adjusted based on network demand, and ether burn is more intense in periods of high network activity. The latest change in ether monetary policy took place during The Merge, in which mining was deprecated and mining subsidies ceased. Unlike bitcoin, ether’s supply is uncapped and can be inflationary — that is, with a positive supply growth rate — if issuance is bigger than burns or deflationary — that is, with a negative supply growth rate — if issuance is smaller than burns.

As of the date of this Annual Report, 72 million ether were pre-mined, 50.4 million ether were issued by miners before the switch to proof-of-stake, 2.3 million ether were issued to validators staking ether and 4.4 million ether were burned in base fees, leading to a circulating supply of 120.3 million ether. There is no guarantee that the ether issuance policy will remain unchanged over time, and future modifications to monetary policy might create splits in the Ethereum community and lead to two or more conflicting Ethereum networks.

Ethereum Protocol, Clients and Network Upgrades

Proof-of-stake, the fork choice rule, the EVM architecture and the monetary policy of ether comprise the “Ethereum Protocol”, the full set rules that users of the Ethereum System have to agree on in order to participate in the network. Implementations of the Ethereum Protocol are called “Ethereum Clients”. These are open-source codes that can be maintained by anyone and used by any individual wishing to join the Ethereum Network. Every computer running an instance of an Ethereum Client is called a node. The infrastructure of the Ethereum Network is collectively maintained by various participants, which includes validators, developers, and users. Validators register transactions inside blocks and provide security to the Ethereum Network. Developers maintain and contribute updates to Ethereum Clients. Users access the Ethereum Network either running their own node or communicating with nodes run by a third party server. Anyone can be a user, developer, or validator, but not all network participants need to run a node.

Similar to BIPs, Ethereum upgrade proposals are known as Ethereum Improvement Proposals (“EIPs”). However, all Ethereum upgrades are made through hard forks, which are not backward-compatible and thus demand Ethereum users to update their clients to continue having access to the Ethereum Network. The Merge introduced the Beacon Chain as the new consensus layer of Ethereum, responsible for block production and finalization, whereas the original Ethereum chain remained as the network’s execution layer, in which code execution takes place. This transition was expected since the network’s launch in mid-2015, and aimed at reducing Ethereum’s overall energy consumption while paving the way for higher scalability and increased transaction throughput. Since The Merge, all upgrades on Ethereum consist of new releases for both consensus and execution software of all clients implementing the Ethereum Protocol.

While the Ethereum Protocol is an open-source project with no official company or group in control, there is one entity called the Ethereum Foundation which supports the development, growth, and research on Ethereum. It plays a role in stewarding the Ethereum ecosystem, but it does not control or manage the network. Instead, the Ethereum Foundation provides resources, grants, and coordination to help maintain the Ethereum Protocol and its infrastructure.

Unlike Bitcoin, which has Bitcoin Core as its dominant client, the Ethereum Network is operated by a more diverse list of clients. As of the date of this Annual Report, 41.7% of Ethereum nodes run the geth client, 40.3% the nethermind client, and the remaining 18% are split among five others. Core developers of Ethereum clients are able to access, and can alter, the client’s source code and, as a result, they are responsible for official releases of updates and other changes to Ethereum Clients.

Since The Merge, Ethereum experienced the successful activation of two other upgrades. First, the Shapella upgrade, activated in April 2023, which enabled ether withdrawals for validators participating in the network’s consensus layer. Second, the Dencun upgrade, activated in March 2024, which introduced proto-danksharding (or EIP-4844), a new technology that reduces the costs for second layer solutions known as rollups to post data on Ethereum and thus significantly decreases transaction fees paid by users using these upper layers to access the Ethereum ecosystem.

Particularly, following the Dencun upgrade, most second layers that had properly prepared for the activation of EIP-4844 experienced, as expected, reduced transaction fees when batching transactions to the main Ethereum Network. In turn, the upgrade lowered the transaction costs for executing transactions on such networks and significantly reduced activity on Ethereum’s base layer. However, some second layer solutions reportedly experienced outages and other disruptions in the aftermath of the upgrade, which in the case of “Blast”, one of Ethereum’s rollups, led to a halt in block production for a period of time. Blast normal operation was reportedly restored afterward. As with any change to open-source software code and client overhaul, planned forks such as the ones activated since The Merge could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term.

Because Ethereum has no central authority, the release of updates to Ethereum Clients by their developers does not guarantee that the updates will be automatically adopted by the other network participants. Users and validators must accept any changes made to the source code by downloading the proposed modification and that modification is effective only with respect to those Ethereum users and validators who choose to download and run it. As a practical matter, a modification to the source code becomes part of the Ethereum Network only if it is accepted by individuals that collectively have a majority of the Ethereum Network. If a modification is accepted by only a percentage of users and validators, a division will occur such that one network will run the pre-modification source code and the other network will run the modified source code.

As a continuation to the Ethereum 2.0 transition, Ethereum activated a third upgrade called Pectra on May 2025, introducing improvements to account abstraction, validator operations, and network performance. On December 3, 2025, Ethereum activated a fourth upgrade called Fusaka, which focused on scaling data availability for Layer 2 networks. As with any protocol upgrade, these changes may introduce new or unforeseen risks to the Ethereum Network.

Ethereum Wallets and Transactions

Similar to Bitcoin, users of the Ethereum Network must either run an Ethereum Client or use an Ethereum wallet. To initiate an Ethereum transaction, users generate a pair of private and public keys, the latter being used to receive funds, and the former to authenticate transactions, send funds and interact with DApps on the platform. The same careful management of private keys must be carried out in the case of Ethereum, allowing a user to securely custody ether and other crypto assets living on the Ethereum Network. Nonetheless, in contrast to Bitcoin, where multiple private-public key pairs can be derived from a single seed phrase, Ethereum operates on an account-based model. This means that instead of tracking multiple individual key pairs, a single account is used to manage the balance of ether and crypto assets. Each account has an associated public address and private key, and the entire balance is tied to the account rather than to individual key pairs. To execute any transaction on Ethereum, including sending ether and other crypto assets, and interacting with DApps, a user must hold enough ether on its balance to pay for the gas costs of the corresponding code execution.

Ether Markets

The Ethereum market includes a wide array of participants in the investment, retail, and service sectors. The investment sector, similar to Bitcoin, includes both private and professional investors who trade ether for speculative purposes. The retail sector involves users who buy ether to transfer it or to pay for transaction fees when transferring other crypto assets and interacting with DApps on the Ethereum Network. Retail users can also buy ether to pay for goods and services, though its adoption as a payment method is still in its infancy. The service sector, on the other hand, is expanding rapidly, with companies like Coinbase, Kraken, and Gemini providing essential services such as trading, payment processing, custodial solutions and staking. As Ethereum continues to evolve, the service sector is expected to grow, offering more sophisticated and varied services to accommodate the network’s increasing user base and its unique functionalities like smart contracts.

In addition to using ether to engage in transactions, investors may purchase and sell ether to speculate as to the value of ether in the market, or as a long-term investment to diversify their portfolio. The value of ether within the market is determined, in part, by the supply of and demand for ether in the global ether market, market expectations for the adoption of ether as a store of value, the number of merchants that accept ether as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Centralized spot ether markets typically permit investors to open accounts with the trading platform and then purchase and sell ether via websites or through mobile applications. Prices for trades on centralized spot ether markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired crypto asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a centralized ether market and trading ether is different from, and should not be confused with, the process of users sending ether from one Ethereum address to another Ethereum address on the Ethereum Blockchain or decentralized on-chain trading platforms. This latter process is an activity that occurs on the Ethereum Network, while the former is an activity that occurs entirely within the order book operated by the centralized spot market. The centralized spot market typically records the investor’s ownership of ether in its internal books and records, rather than on the Ethereum Blockchain. The centralized spot market ordinarily does not transfer ether to the investor on the Ethereum Blockchain unless the investor makes a request to the crypto asset trading platform to withdraw the ether in their account to an off-exchange ether wallet.

Outside of the spot markets, ether can be traded OTC. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer ether-sided liquidity for Ether, investment managers, proprietary trading firms, high-net-worth individuals that trade ether on a proprietary basis, entities with sizable ether holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of Ether. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price — often via phone or email — and then one of the two parties will initiate the transaction. For example, a seller of ether could initiate the transaction by sending the ether to the buyer’s ether address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on ether spot markets.

In addition, ether futures and options trading occur on exchanges in the U.S. regulated by the CFTC. The market for CFTC-regulated trading of ether derivatives has developed substantially. Data aggregated by The Block shows that, in August, 2024, regulated ether futures represented approximately $20.8 billion in aggregate notional trading volume on the CME, up 117% in comparison to $9.6 billion in August 2023. Furthermore, average open interest in August 2024 was equal to $917 million, up 187% in comparison to $319 in the same month one year prior. Through the common membership of NYSE Arca Inc. (“NYSE Arca”) and the CME Ethereum Futures market in the Intermarket Surveillance Group (“ISG”), NYSE Arca may obtain information regarding trading in the Shares and listed ether derivatives from the CME Ethereum Futures market via the ISG and from other exchanges who are members or affiliates of the ISG. Such an arrangement with the ISG and the CME Ethereum Futures market allows for the surveillance of ether futures market conditions and price movements on a real-time and ongoing basis in order to detect and prevent price distortions, including price distortions caused by manipulative efforts. The sharing of surveillance information between NYSE Arca and the CME Ethereum Futures market regarding market trading activity, clearing activity and customer identity assists in detecting, investigating and deterring fraudulent and manipulative misconduct, as well as violations of NYSE Arca’s rules and the applicable federal securities laws and rules. NYSE Arca has also implemented surveillance procedures to monitor the trading of the Shares on NYSE Arca during all trading sessions and to deter and detect violations of NYSE Arca rules and the applicable federal securities laws.

XRP

XRP is the native asset of the XRP Ledger (XRPL). XRPL is an open-source, decentralized blockchain created in 2012 by Ripple co-founder Chris Larsen, designed to facilitate rapid and cost-effective global payments. Its system comprises the XRPL Blockchain, the XRPL Protocol and XRPL Clients. XRPL can process nearly 1,000 transactions per second, making it suitable for cross-border payments with very low transaction fees. It supports a variety of transaction types, including payments, escrows, trust sets, order book transactions, and payment channel transactions.

The XRP Ledger uses a unique consensus protocol that ensures all users can agree on the ledger’s current state and the order of transactions. This protocol, known as the XRP Ledger Consensus Protocol, processes valid transactions without relying on a central operator, avoiding single points of failure. The network remains functional even if participants join, leave, or misbehave. If too many participants are unreachable or acting maliciously, progress halts instead of confirming invalid transactions. This consensus method avoids the resource-intensive competition seen in most other blockchain systems. The XRP Ledger Consensus Protocol aims to agree on a set of transactions for the next ledger version, apply them in order, and confirm that all participants reach the same result. Once this process is complete, the ledger version is considered validated and final.

The native token of the XRPL is XRP, and it serves as a bridge currency for financial transactions between different currencies and assets, granting access to the XRPL, which is designed to support a wide range of uses, including asset tokenization solutions and the issuance of digital currencies. XRP tokens function both as a crypto asset and as a security measure to prevent spam and malicious activity. Every XRP is fractionable to the smallest unit called Drop, and it has the same precision as a 64-bit unsigned integer where each unit is equivalent to 0.000001 XRP. It uses integer math, so that any amount less than a full drop is rounded down. XRP has a burning mechanism where a small fee is levied on each transaction, and this fee is permanently removed from the total supply. This explains why the total supply of XRP slightly differs from the maximum supply of 100 billion, with the current total at 99.98 billion.

XRP possesses a maximum supply cap of 100 billion coins, and there was no ICO for XRP. Instead, XRP was created and distributed through a private sale, with Ripple Labs, the company behind the XRP Ledger, initially holding a significant portion of the total supply. XRP’s distribution was structured differently from typical ICOs, and no public token sale occurred at the time of its launch. The initial distribution of the pre-mined XRP tokens was allocated among Ripple, the company behind the XRP Ledger, its co-founders, and the core team. Out of the 100 billion tokens, Ripple received 80 billion, while the remaining 20 billion were assigned to the co-founders and core team. To maintain control over the supply, Ripple locked 55 billion of the 80 billion tokens it received. These locked tokens are periodically unlocked through monthly escrows. As of now, approximately 62 billion XRP are in circulation, with the remaining 37 billion held by Ripple Labs and its founders.

Any changes affecting transaction processing or consensus must be approved by at least 80% of the network of validators. While Ripple Labs contributes to the network, its rights are the same as any other contributor. The XRP Ledger has over 150 validators, with more than 35 on the default Unique Node List (UNL), and Ripple operates only one of these nodes.

The XRP Ledger can be seen as a direct competitor to Bitcoin in the crypto asset space, as it seeks to improve upon Bitcoin by offering faster transaction confirmation times and a more diverse ecosystem of applications, though it is not as complex as traditional smart contract platforms like Ethereum. Recent advancements in programmability, coupled with successes in legal battles, have enhanced XRP’s public perception. However, the value of XRP is primarily influenced by factors such as demand in the global crypto market, market expectations for the adoption of the XRP Ledger as a novel payment network, the number of merchants accepting XRP, and the volume of peer-to-peer transactions involving the asset, among others.

Solana (SOL)

SOL is the native asset of the Solana blockchain. Solana is a high-performance smart contract platform designed for efficiency, enabling the creation of decentralized applications (dApps) for purposes such as decentralized finance (DeFi), digital collectibles (NFTs), and blockchain games. Its system comprises the Solana Network, the Solana Blockchain, the Solana Protocol and Solana Clients.

Solana uses Proof-of-Stake (PoS) for network consensus but integrates Proof-of-History (PoH) into its PoS mechanism to enable continuous block production. This allows Solana to skip over slow or unresponsive slot leaders without waiting for a full consensus round. Proof-of-History (PoH) is not a standalone consensus algorithm. PoH ensures consistent block production, with each validator independently verifying the PoH sequence, eliminating the need for external time synchronization.

Solana’s consensus algorithm, Tower BFT, leverages PoH’s synchronized clock computations to enhance performance and efficiency. This creates a universal clock across the network, allowing it to skip slots assigned to slow or unresponsive leaders. Validators can produce blocks continuously without waiting for previous blocks or undergoing a synchronous consensus round for each slot.

SOL, the native crypto asset for the Solana System, has a total supply of about 587 million tokens with no fixed cap, while the circulating supply is roughly 470 million tokens. SOL serves multiple purposes: (i) existing tokens are deposited as collateral (or stake) for users to join the network and provide security, (ii) newly issued tokens are issued as rewards for validators operating the network, and (iii) existing tokens are the medium of exchange with which users pay for code execution on the platform, allowing them to interact with different applications and send assets from one place to another. Every SOL is fractionable to the smallest unit called Lamports, with its smallest fraction equal to 0.000000001 SOL each.

The Solana blockchain relies on two types of globally distributed nodes: Validators and Remote Procedure Call (RPC) nodes. Validators are voting consensus nodes, while RPC nodes are non-voting nodes. Validators vote to determine the validity of transactions until consensus is reached. Once validated, the on-chain state changes are applied, and the transactions are recorded in the Solana ledger for permanent storage. The RPC node then sends the response back to the client application. Solana’s governance relies on Solana Improvement Proposals (SIPs), which outline suggested network changes. Anyone can submit a SIP, but community support is crucial. Validators, developers, and stakeholders review proposals to reach consensus on updates that shape the blockchain’s future.

Cardano (ADA)

Cardano is a blockchain platform designed for scalability, security, and sustainability, supporting smart contracts and decentralized applications with a focus on research-driven development. Its System comprises the Cardano Network, the Cardano Blockchain, the Cardano Protocol, and Cardano Clients.

Cardano uses the Ouroboros PoS protocol to maintain its Blockchain where each block contains transactions and data, cryptographically linked. The Protocol includes rules for transaction processing, block creation, and consensus. Cardano Clients run on distributed computers worldwide, which interact with the Network to maintain the Blockchain, validate transactions and execute smart contracts.

ADA is the native crypto asset of the System, used to pay for transaction fees on the Network, as a peer-to-peer currency for value transfer, a unit of account with the ecosystem of applications, as the economic incentive for staking and participating in consensus, and within Cardano’s governance model where ADA holders can vote on proposals. Every ADA is fractionable to the sixth decimal place, with its smallest fraction equal to 0.000001 ADA and called a “Lovelace.”

To participate in Ouroboros, ADA holders can either operate staking pools and run Clients or delegate ADA holdings to a staking pool. Over time, pool operators are selected to create blocks based on their share of the stake in the Network. Similarly to Bitcoin and Ethereum, network upgrades are managed through Cardano Improvement Proposals (CIPs), with significant updates like the implementation of smart contracts happening in September 2021 via the Alonzo upgrade and further enhancements in scalability such as the launch of the Hydra second layer in May 2023.

ADA possesses a maximum supply cap of 45 billion coins, whose distribution included an initial coin offering (ICO), in which participants bought ADA using other crypto assets such as bitcoin and ether prior to the network’s genesis block, created on September 23, 2017. Approximately 31.1 billion ADA were initially distributed as follows: 648.2 million were assigned to the Cardano Foundation, 2.1 billion ADA to EMURGO, 2.5 billion ADA to IOHK, and 25.9 billion ADA were sold to the public during the ICO. The remaining ADA supply is distributed over time through staking rewards. When a stake pool successfully creates a block, it earns a reward to be shared among the pool’s operators and delegators. The reward consists of a base reward, a fixed amount of ADA awarded for creating a block, and fees paid by users whose transactions are included in the block. As of the date of this prospectus, the circulating supply of ADA is approximately 36 billion coins.

To incentivize decentralization of the capital among staking operators, pools with a larger stake receive more opportunities to create blocks, but the reward distribution mechanism ensures that smaller pools can still be viable. There’s a saturation point beyond which additional stake in a pool does not yield additional rewards, encouraging the delegation of ADA to multiple pools for a more decentralized network. A portion of the block reward is also allocated to a community treasury, which can be used for funding projects through Cardano’s governance system. While new ADA is minted through staking rewards, the rate of issuance is designed to become increasingly less inflationary over time. This controlled inflation aims to balance incentivizing participation with maintaining the value of ADA, with rewards from staking expected to decrease as more ADA is staked, reducing the overall issuance rate.

Being a smart contracts platform, Cardano directly competes with networks like Ethereum and Solana, distinguishing itself with its academic approach to blockchain development, emphasizing peer-reviewed research. The network’s evolution, particularly in smart contract capabilities, positions ADA as an integral part of Cardano’s broader ecosystem for decentralized applications. As such, the value of ADA is determined, in part, by the supply of and demand for ADA in the global crypto market, market expectations for the adoption of Cardano as a novel technological platform for DApps, the number of merchants that accept ADA as a form of payment, the volume of peer-to-peer transactions involving the asset, among other factors.

Chainlink

Chainlink is a digital asset that exists as a token on the Ethereum Blockchain, issued via smart contract and transferable using the Ethereum Blockchain’s peer-to-peer network protocols. Chainlink transactions are settled on the Ethereum Blockchain, while the Chainlink Network delivers data across the Ethereum Blockchain and other blockchains. No single entity owns or operates the Ethereum Blockchain, the infrastructure of which is collectively maintained by a decentralized user base.

Chainlink was created by Sergey Nazarov and Steve Ellis in 2017. Their aim was to develop a mechanism through which smart contracts could pull real-time data from the off-chain world. The network they created relies on a series of decentralized oracle nodes that furnish data to blockchains, most notably the Ethereum Blockchain. Since its inception, Chainlink has gained significant attention and investment, positioning itself as a prominent player in the blockchain industry.

The Chainlink Network allows people to exchange tokens of value, Chainlink, for access to the data provided by the network’s oracle services. Chainlink can be used to pay for goods and services, including to receive data from the Chainlink Network, or it can be converted to fiat currencies, such as the U.S. dollar.

Chainlink is issued through a smart contract on the Ethereum Blockchain. It follows the ERC-677 token standard, a variation of the widely used ERC-20 token standard with additional functionalities. The design of Chainlink tokens allows senders of Chainlink to pay an oracle node and request data from that oracle node in the same transaction. This adds efficiencies to transactions by cutting down on costs.

Chainlink attempts to derive much of its value from utility. Users who want to utilize the Chainlink Network must pay fees in Chainlink.

The Chainlink token is issued on a shared public ledger, the Ethereum Blockchain, similar to the Bitcoin network. However, the Chainlink Network differentiates itself from many other digital asset networks in that its stated primary function is as a data provider for decentralized applications, rather than serving as a store of value or means of payment, or as a platform for building smart contracts.

Chainlink aims to deliver reliable data feeds to smart contracts on Ethereum, layer-2 networks reliant on the Ethereum Blockchain, as well as Solana, Avalanche, and other widely used blockchain networks. It sources data from multiple independent node operators to create an aggregated report that it submits on-chain.

Chainlink launched as an initial coin offering in 2017. Thirty-five percent of its total token supply was sold to the public through an on-chain sale. An additional 35% was earmarked for community initiatives, and 30% was reserved for the Chainlink team.

Stellar (XLM)

Stellar is a decentralized, open-source blockchain protocol designed to facilitate the issuance, transfer, and settlement of digital representations of all forms of money—fiat currencies, crypto assets, and other value forms. It was launched in 2014 by the Stellar Development Foundation (SDF) with the mission of increasing financial access and efficiency through blockchain technology. At its core, Stellar enables near-instant, low-cost cross-border transactions by supporting tokenized assets and offering a built-in decentralized exchange (DEX).

The Stellar network uses the Stellar Consensus Protocol (SCP), a unique federated Byzantine agreement (FBA) model that achieves consensus without relying on mining or staking. This consensus design promotes energy efficiency and fast finality (typically within 5 seconds), while allowing trusted nodes to define their own quorum slices. The protocol supports features such as multi-signature accounts, a limited set of smart contracts with constrained logic, and programmable payments.

Stellar’s native asset, lumen (XLM), serves two primary purposes: it is used to pay minimal transaction fees on the network and is required as a base reserve for each account to help deter ledger spam. While XLM plays a role in pathfinding and bridging between assets on Stellar’s DEX, it is not required for transfers of tokenized fiat currencies or stablecoins once sufficient liquidity is achieved. XLM has a total supply of 50 billion coins, with a circulating supply, as of July 4, 2025, of 30.9 billion coins.

Stellar has seen adoption by financial institutions, fintech firms, and central banks exploring digital currency issuance.

Stellar’s architecture makes it well-suited for remittances, payments, and tokenized asset issuance, positioning it as a foundational layer for regulated financial services and interoperable blockchain applications.

The Trust’s Index

The Trust will use the Index as a reference to track and measure its performance compared to the price performance of the markets for the Index Constituents and for valuation purposes when calculating the Trust’s NAV.

Prior to the Transition Date, the Trust used the Nasdaq Crypto US Settlement Price™ Index. Effective as of the Transition Date, the reference index changed to the Nasdaq CME Crypto Settlement Price Index™. References to the “Index” as used herein refer to the Former Index prior to the Transition Date and the New Index after the Transition Date. The Former Index and the New Index apply substantially identical methodologies, reflect the same Index Constituents, and are both designed to measure the performance of a material portion of the overall crypto asset market.

The Index does not track the overall performance of all crypto assets generally, nor the performance of any specific crypto assets. The Index is owned and administered by Nasdaq, Inc. (the “Index Provider”) and is calculated by CF Benchmarks Limited (the “Calculation Agent”), which is experienced in calculating and administering crypto asset indices. The Calculation Agent publishes daily a list of the Index Constituents, the Index Constituents’ weightings, the intraday value of the Index, and the daily settlement value of the Index, which is effectively the Index’s closing value.

The Index is derived from a rules-based methodology (the “Index Rules”), which is overseen by the Nasdaq Index Management Committee (the “NIMC”). The NIMC governs the Index and is responsible for its implementation, administration, and general oversight, including assessing crypto assets for eligibility, adjustments to account for regulatory changes and periodic methodology reviews. The NIMC shall approve any material changes to the methodology and review the Index methodology at least on an annual basis. The Index Rules may only be changed by the Index Provider with the approval of the NIMC. Neither the Trust nor the Sponsor have control over the Index Rules or the Index administration. Changes to Index Rules may result in adverse effects to the Trust and/or in the ability of the Sponsor to implement the Trust’s investment strategy.

Crypto assets are eligible for inclusion in the Index if they satisfy the criteria set forth under the Index methodology. The Index adjusts its constituents and weightings on a quarterly basis to reflect changes in the crypto asset markets. Notwithstanding inclusion in the eligible list, the NIMC reserves the right to further exclude any additional assets based on one or more factors, including but not limited to, its review of general reputation, fraud, manipulation, or security concerns connected to the asset. The Index will not include assets deemed to be securities by U.S. regulators. Assets that, in the sole discretion of the NIMC, do not offer utility, do not facilitate novel use cases, or that do not exhibit technical, structural or crypto-economic innovation (e.g., assets inspired by memes or internet jokes) may also be excluded. The Index methodology has been written and designed to be forward-looking to account for any potential future regulatory changes, including potential changes where crypto asset trading platforms would be regulated by U.S. regulators such as the SEC.

The Index will be reconstituted and rebalanced quarterly, on the first Business Day in March, June, September and December (the “Reconstitution Date”). A “Business Day” means any day other than a day when the Exchange is closed for regular trading.

Index Constituents Criteria

Pursuant to the Index Rules, to be eligible for inclusion in the Index, crypto assets must meet the following criteria on a quarterly basis:

1.	Have active tradable markets listed on at least two “Core Crypto Platforms” (as defined below) for the entire period since the previous Index reconstitution;

2.	Be supported by at least one Core Custodian (as defined below) for the entire period since the previous Index reconstitution;

3.	Have a median daily trading volume in the U.S. dollar pair conducted across all Core Crypto Platforms that is no less than 0.5% of the cryptocurrency asset that has the highest median daily trading volume;

4.	As of the Index reconstitution determination date (unless otherwise noted), fall into at least one of the following categories:

(a)	the digital asset trades on a market that is an ISG member, provided that the Exchange may obtain information about trading in such digital asset from the ISG member;

(b)	the digital asset underlies a futures contract that has been made available to trade on a designated contract market for at least six months prior to the Index reconstitution effective date; provided that the Exchange has a comprehensive surveillance sharing agreement, whether directly or through common membership in ISG, with such designated contract market; or

(c)	on an initial basis only, an exchange-traded fund designed to provide economic exposure of no less than 40% of its NAV to the digital asset lists and trades on a national securities exchange;

5.	Have free-floating pricing (i.e., not be pegged to the value of any asset).

If a crypto asset meets requirements (1) through (5), it will be considered eligible for Index inclusion. The Index will assess any digital assets resulting from a hard fork or an airdrop under the same criteria as established digital assets and will only include a new digital asset if it meets the eligibility criteria.

A “Core Crypto Platform” is a crypto asset platform that, in the opinion of the Index, exhibits at a minimum the following characteristics: (1) has strong forking controls; (2) has effective anti-money laundering controls; (3) has a reliable and transparent application programming interface (API) that provides real-time and historical trading data; (4) charges fees for trading and structure trading incentives that do not interfere with the forces of supply and demand; (5) is licensed by a public independent governing body; (6) includes surveillance for manipulative trading practices and erroneous transactions; (7) evidences a robust information technology infrastructure; (8) demonstrates active capacity management; (9) evidences cooperation with regulators and law enforcement; (10) has a minimum market representation for trading volume; and (11) maintains a comprehensive Information Sharing Agreement with the CME.

The Index methodology defines a “Core Custodian” to be a crypto assets custodian that, in the opinion of the Index: (1) provide custody accounts whose holders are the legal beneficiaries of the assets held in the account. In case of bankruptcy or insolvency of a custodian, creditors or the estate should have no rights to the client’s assets; (2) offer segregated individual accounts and store crypto assets in segregated individual accounts and not in omnibus accounts. Custodians must not allow securities lending against crypto assets; (3) generate account-segregated private keys for crypto assets using high entropy random number generation methods and employ advanced security practices; (4) utilize technology for storing private keys in offline digital vaults and apply secure processes, such as private key segmentation, multi-signature authorization, and geographic distribution of stored assets to limit access to private keys (the custodian will use security technology for storing private keys aiming to avoid theft or misappropriation of assets due to online attacks, collusion of agents managing the storage services, or any other threat); (5) offers redemption processes for timely and secure transfers of crypto assets and allows account holders to set withdrawal authorization restrictions such as whitelisting and multi-user account controls; (6) must support the Index’s forking policy and allow the split of assets to be reflected in the Index asset holdings; (7) have a comprehensive risk management policy and formalized framework for managing operational and custody risks, including a disaster recovery program that ensures continuity of operations in the event of a system failure (the custodian must have a business continuity plan to help ensure continued customer access to the assets); (8) is licensed as a custodian by a reputable and independent governing body (e.g., the SEC, the New York Department of Financial Services, or other state, national or international regulators), as can be ascertained by certain public data sources; (9) provides third-party audit reports at least annually on operational and security processes. This audit may be completed either by having a full SOC2 certification issued or the third-party auditor providing an attestation report based off the full SOC2 methodology; and (10) have an insurance policy that covers, at least partially, third-party theft of private keys, insider theft from internal employees, and loss of keys. A Core Custodian might lose eligibility if it does not comply with the above requirements or with any other Index requirements.

The Index Constituents will be weighted according to their relative free float market capitalizations. The free float market capitalization of an Index Constituent on any given day is defined as the product of a settlement price of one of the Index Constituents (“Index Constituent Settlement Price”) and its circulating supply as set in the most recent reconstitution. Weights are calculated by dividing the free float market capitalization of a crypto asset by the total free float market capitalization of all Index Constituents at the time of rebalancing.

The Index Constituent Settlement Price is calculated once every trading day by applying a publicly available rules-based pricing methodology (the “Pricing Methodology”) to a diverse collection of pricing sources to provide an institutional-grade reference price for each constituent. The Pricing Methodology is designed to account for variances in price across a wide range of sources, each of which has been vetted according to criteria identified in the methodology.

Specifically, the Index Constituent Settlement Price is the Time Weighted Average Price (“TWAP”) calculated across the volume weighted average prices (“VWAPs”) for each minute in the settlement price window, which is between 3:50:00 and 4:00:00 p.m. New York time, on all Core Crypto Platforms. Where there are no transactions observed in any given minute of the settlement price window, that minute is excluded from the calculation of the TWAP.

Where it is not possible to calculate the settlement price for any individual constituent asset in accordance with the methodology for any reason, including in the event of the absence of or insufficient inputs from Core Exchanges, the settlement price for the impacted constituent asset for that day shall be the last published settlement price for that asset.

Principal Market and Fair Value Determination of Assets

The Trust’s NAV per Share will be calculated by taking the current market value of the Trust’s total assets, subtracting any liabilities, and dividing that total by the number of Shares. The assets of the Trust will consist of crypto assets, cash and cash equivalents. The Sponsor has the exclusive authority to determine the Trust’s NAV, which it has delegated to the Administrator.

The Administrator of the Trust will calculate the NAV once each Business Day, as of the earlier of the close of the Exchange or 4:00 p.m. Eastern Time (“E.T.”).

In determining the value of the Trust’s holdings, the Administrator will value the Index Constituents held by the Trust based on the Index Constituents’ Settlement Prices, unless the prices are not available or the Administrator, in its sole discretion, determines that the Index Constituents’ Settlement Prices are unreliable (“Fair Value Event”).

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

If a Secondary Index is also not available or the Administrator in its sole discretion determines the Secondary Index is unreliable, the price set by the Trust’s principal market as of 4:00 p.m. E.T., on the valuation date will be utilized. In the event the principal market price is not available or the Administrator in its sole discretion determines the principal market valuation is unreliable, the Administrator will use its best judgment to determine a good faith estimate of fair value. The Administrator identifies and determines the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for crypto assets consistent with the application of the fair value measurement framework in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10. The principal market is the market where the reporting entity would normally enter into a transaction to sell the asset or transfer the liability. The principal market must be available to and be accessible by the reporting entity. The reporting entity is the Trust.

A Fair Value Event value determination will be based upon all available factors that the Sponsor or the Administrator deems relevant at the time of the determination and may be based on analytical values determined by the Sponsor or Administrator using third party valuation models. Fair value policies approved by the Administrator will seek to determine the fair value price that the Trust might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction on the date on which the asset or liability is being valued consistent with “Relevant Transactions”. A “Relevant Transaction” is any crypto asset versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. E.T. on a Core Crypto Platform in the bitcoin/U.S. dollar pair that is reported and disseminated by a Core Crypto Platform through its publicly available application programming interface and observed by the Index Provider.

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

The ITV will be disseminated on a per Share basis every 15 seconds during the Regular Market Session and will be widely disseminated by one or more major market data vendors during the Regular Market Session. Several major market data vendors display and/or make widely available ITVs taken from the Consolidated Tape Association (CTA) or other data feeds.

Competition

The Trust faces competition from other securities and investment vehicles that provide exposure to crypto assets, including other exchange-traded products, grantor trusts, and partnerships that invest in crypto assets. The Trust also competes with the direct purchase of crypto assets on crypto asset trading platforms and other peer-to-peer transactions. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other vehicles or to invest in crypto assets directly.

Trust Fees and Expenses

The Trust shall pay the Sponsor a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Trust. The Sponsor may, in its sole discretion and from time to time, waive all or a portion of the Management Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees, and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Trust’s business and affairs. The Administrator will calculate the Management Fee on a daily basis with respect to the NAV of the Trust, and the Management Fee will be paid directly by the Trust to the Sponsor. The Management Fee will accrue daily and be payable monthly in cash.

In addition to the Management Fee, the Trust pays all of its respective brokerage commissions, including applicable exchange fees and give-up fees, and other transaction-related fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to any crypto transaction fees for on-chain transfers of assets. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Trust, including but not limited to, fees and expenses of the Administrator, Trustee, Custodians, Marketing Agent, Transfer Agent, licensors, accounting and audit fees and expenses, tax preparation expenses, ongoing SEC registration fees, individual Schedule K-1 preparation and mailing fees, report preparation and mailing expenses, and up to $250,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $250,000 per annum. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

The Trust pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In the event the Trust’s cash balance is insufficient to pay all fees and expenses, including the Management Fee, the Trust may need to sell crypto assets from time to time to pay for fees and expenses. The Sponsor may determine in its sole discretion to assume any non-recurring and unusual fees and expenses of the Trust, if applicable. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

Non-recurring, unusual or extraordinary expenses of the Trust will be allocated as determined by the Sponsor using a pro rata allocation methodology that allocates such Trust expenses to the Trust. Unusual or extraordinary expenses paid by Sponsor are not subject to any caps or limits. The Trust may be required to indemnify the Sponsor, and the Trust and/or the Sponsor may be required to indemnify the Trust’s service providers under certain unusual or extraordinary circumstances. Any indemnification paid by the Trust and/or Sponsor generally would cover losses incurred by an indemnified party for (1) expenses incurred by a party when rendering services to the Trust or the Sponsor, (2) expenses arising from a breach of obligations or non-compliance with laws, or (3) expenses arising out of the formation, operation or termination of the Trust. Unless such expenses are specifically attributable to the Trust or arise out of the Trust’s operations, any such expenses will be allocated by the Sponsor using a pro rata methodology that allocates certain Trust expenses to the Trust.

Creation and Redemption of Shares

The Trust expects to create and redeem Shares on a continuous basis but only in Baskets of 10,000 Shares. Only Authorized Participants can place orders to receive Baskets.

Creations and redemptions of Shares may be conducted in cash or in-kind for crypto assets.

Cash Creations and Redemptions. For cash creations and redemptions, the Sponsor and the Trust will engage in crypto asset transactions for converting cash into crypto assets (in association with creation orders) and crypto assets into cash (in association with redemption orders). The Trust will conduct its transactions by choosing, in its sole discretion, either to trade (1) directly with third parties, who are not registered broker-dealers (each a “Crypto Trading Counterparty”), pursuant to written agreements between such Crypto Trading Counterparties and the Trust, or (2) through Coinbase, Inc., as the “Prime Execution Agent”. The Sponsor and the Trust expect to conduct these transactions by trading directly with Crypto Trading Counterparties. Crypto Trading Counterparties may be added at any time, subject to the discretion of the Sponsor. In the event the Sponsor engages any additional Crypto Trading Counterparties, shareholders will be notified of the addition of such Crypto Trading Counterparty through a prospectus supplement and/or a current report on Form 8-K or through the Trust’s annual or quarterly reports, or through the Trust’s website.

In-Kind Creations and Redemptions. For in-kind creations, Authorized Participants (or their designated agents or clients) will deliver the required amount of crypto assets directly to the Crypto Custodian on behalf of the Trust in exchange for Shares. For in-kind redemptions, the Crypto Custodian will deliver, on behalf of the Trust, crypto assets to the Authorized Participant (or its designated agent or client). In such in-kind transactions, Authorized Participants are responsible for sourcing and delivering (or receiving and liquidating) the required crypto assets. The Trust and the Sponsor will not be responsible for selecting or directing the counterparties with respect to such transfers.

In a cash creation, the Trust will create Shares by receiving crypto assets from a third party that is not the Authorized Participant, and the Sponsor and/or the Trust — not the Authorized Participant — is responsible for selecting the third party to deliver crypto assets. Further, the third party will not be acting as an agent of the Authorized Participant with respect to the delivery of the crypto assets to the Trust or acting at the direction of the Authorized Participant with respect to the delivery of crypto assets to the Trust. In a cash redemption, the Trust will redeem Shares by delivering crypto assets to a third party that is not the Authorized Participant, and the Sponsor and/or the Trust — not the Authorized Participant — is responsible for selecting the third party to receive crypto assets. Further, the third party will not be acting as an agent of the Authorized Participant with respect to the receipt of crypto assets from the Trust or acting at the direction of the Authorized Participant with respect to the receipt of crypto assets from the Trust. The third party will be unaffiliated with the Trust and the Sponsor. In in-kind creations, the Authorized Participant (or its designated agent or client) will deliver crypto assets directly to the Trust’s account with the relevant Crypto Custodian and in in-kind redemptions the Authorized Participant (or its designated agent or client) will receive crypto assets directly from the Crypto Custodian on behalf of the Trust.

Creation and redemption orders will take place as follows, where “T” is the date of the order and each day in the sequence must be a Business Day:

Cash Creation Order Date (T)	Cash Creation Settlement Date (T+1)

●	Authorized Participant places a creation order.	●	The Authorized Participant delivers the cash related to the purchase transaction to the Trust’s cash account that is maintained with the Cash Custodian.

●	The Transfer Agent accepts (or rejects) the creation order.	●	The Crypto Trading Counterparty or the Prime Execution Agent deposits the crypto assets into the Trust’s trading account related to the purchase transaction.

●	The Trust will enter into a transaction with the Crypto Trading Counterparty or the Prime Execution Agent to purchase the corresponding crypto assets.	●	Once the Trust is in simultaneous possession of the cash and the crypto assets, the Trust delivers the corresponding Shares to the Authorized Participant.

●	As soon as practicable after 4:00 p.m. E.T., the Sponsor determines the cash related to the purchase transaction, including any dollar cost difference between the price utilized in calculating NAV per Share and the price at which the Trust acquires the crypto assets.	●	The Trust transfers the cash related to the purchase transaction from the Trust cash account maintained with the Cash Custodian to the Crypto Trading Counterparty or the Prime Execution Agent.

Cash Redemption Order Date (T)	Cash Redemption Settlement Date (T+1)

●	Authorized Participant places a redemption order.	●	The Authorized Participant delivers the Baskets of Shares to be redeemed to the Trust.

●	The Transfer Agent accepts (or rejects) the redemption order.	●	The Crypto Trading Counterparty or the Prime Execution Agent delivers cash to the Trust’s cash account that is maintained with the Cash Custodian related to the sell transaction.

●	The Trust instructs the Crypto Custodian to prepare to move the corresponding crypto assets from the Trust’s account at the Crypto Custodian to the Trust’s trading account.	●	Once the Trust is in simultaneous possession of the Basket of Shares and the cash related to the sell transaction, the Trust cancels the Shares comprising the number of Baskets redeemed by the Authorized Participant.

●	The Trust enters into a transaction with the Crypto Trading Counterparty or the Prime Execution Agent to sell the corresponding crypto assets.	●	The Trust instructs the Crypto Custodian to transfer the corresponding crypto assets agreed on the sell transaction from the Trust’s trading account to the Crypto Trading Counterparty or Prime Execution Agent.

●	As soon as practicable after 4:00 p.m. E.T., the Sponsor determines the cash related to the sell transaction, including any dollar cost difference between the crypto assets price utilized in calculating NAV per Share and the price at which the Trust sells the crypto assets.	●	The Trust transfers the cash related to the sell transaction from the cash account maintained with the Cash Custodian to the Authorized Participant.

In-Kind Creation Order Date (T)	In-Kind Creation Settlement Date (T+1)

●	Authorized Participant submits an in-kind creation order.	●	Authorized Participant (or its agent or client) deposits crypto assets into the Trust’s account with Crypto Custodian.

●	The Transfer Agent accepts (or rejects) the creation order.	●	Once the Trust confirms receipt of the corresponding assets, it delivers Shares to the Authorized Participant.

●	As soon as practicable after 4:00 p.m. E.T., the Sponsor determines the Basket.

●	Trust confirms asset amounts and crypto addresses.

In-Kind Redemption Order Date (T)	In-Kind Redemption Settlement Date (T+1)

●	Authorized Participant submits an in-kind redemption order.	●	The Authorized Participant delivers the Baskets of Shares to be redeemed to the Trust.

●	The Transfer Agent accepts (or rejects) the redemption order.	●	Once the Trust is in simultaneous possession of the Basket of Shares and the respective crypto assets, the Trust cancels the Shares comprising the number of Baskets redeemed by the Authorized Participant.

●	The Trust instructs the Crypto Custodian to prepare to move the corresponding crypto assets from the Trust’s account at the Crypto Custodian to the Authorized Participant (or its agent or client).	●	The Crypto Custodian delivers crypto assets to the Authorized Participant (or its agent or client).

●	As soon as practicable after 4:00 p.m. E.T., the Sponsor determines the Basket components.

The Trust’s Service Providers

The Sponsor

The Sponsor is responsible for investing the assets of the Trust in accordance with the objectives and policies of the Trust. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust. For the Sponsor’s services, the Trust is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 0.25% per annum. The Sponsor acts as the Trust’s sponsor pursuant to the terms of the Trust Agreement. Under the Trust Agreement, the Sponsor acts as an agent of the Trust and is solely responsible for the conduct of the Trust’s business. The Sponsor serves as the sponsor, investment manager, or investment adviser to investment vehicles other than the Trust. As of December 31, 2025, the Sponsor serves as sponsor, investment manager, or investment adviser to nine (9) pooled investment vehicles across multiple jurisdictions, including investment strategies relating to crypto asset markets.

As of December 31, 2025, the Sponsor is responsible for approximately $1.2 billion in assets under management. As a result, conflicts of interest may arise between the Sponsor’s responsibilities to the Trust on the one hand and, on the other, the responsibilities the Sponsor owes to those other pooled investment vehicles for which it serves as sponsor, investment manager, or investment adviser. Such conflicts may include, but are not limited to, the allocation of investment opportunities. If the Sponsor acquires knowledge of a potential transaction or arrangement that may be an opportunity for the Trust, it shall have no duty to offer such opportunity to the Trust, and the Sponsor will not be liable to the Trust or the Shareholders for breach of any fiduciary or other duty if the Sponsor pursues such opportunity or directs it to another person or does not communicate such opportunity to the Trust and is not required to share income or profits derived from such business ventures with the Trust.

The Trustee

The sole Trustee of the Trust is CSC Delaware Trust Company. The Trustee’s principal offices are located at 19 West 44th Street, Suite 200, New York, NY 10036 and its telephone number is 800-927-9800. The Trustee is unaffiliated with the Sponsor. The Trustee’s duties and liabilities with respect to the offering of Shares and the management of the Trust are limited to its express obligations under the Trust Agreement.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act (the “DSTA”). The Trustee does not owe any other duties to the Trust, the Sponsor or the shareholders. The Trustee is permitted to resign upon at least thirty (30) days’ notice to the Sponsor. The Trust Agreement provides that the Trustee shall be entitled to receive from the Trust reasonable compensation for its services as set forth in a separate fee agreement with the Sponsor and shall be entitled to be reimbursed by the Trust for reasonable out-of-pocket expenses incurred by it in the performance of its duties, including without limitation, the reasonable compensation, out-of-pocket expenses and disbursements of counsel, any experts and such other agents as the Trustee may employ in connection with the exercise and performance of its rights and duties under the Trust Agreement (together, the “Trust Expenses”). The Trustee may consult with counsel (who may be counsel for the Sponsor or for the Trustee). The reasonable legal fees incurred in connection with such consultation shall be reimbursed to the Trustee pursuant to the Trust Agreement, provided that no such fees shall be payable to the extent that they are incurred as a result of the Trustee’s gross negligence, bad faith or willful misconduct. The Trustee may earn compensation in the form of short-term interest on items like uncashed distribution checks (from the date issued until the date cashed), funds that the Trustee is directed not to invest, deposits awaiting investment direction or received too late to be invested overnight in previously directed investments.

Pursuant to Section 3806(b)(1) of the Delaware Trust Statute, the Trust shall be managed by the Sponsor in accordance with the Trust Agreement. The Trustee has no duty or liability to supervise or monitor the Sponsor or otherwise manage the Trust and no such duties shall be implied.

The Administrator

The Trust employs U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) as the Trust’s administrator. The Administrator is located at 615 East Michigan Street, Milwaukee, Wisconsin 53202. The Administrator also assists the Trust and the Sponsor with certain functions and duties relating to marketing, accounting, transfer agent, cash custody and related services. The agreement with the Administrator was executed on January 15, 2025 (the “Trust Administration Servicing Agreement”).

Under the Trust Administration Servicing Agreement, the Administrator assists with the overall operation of the Trust, acts as a liaison among service providers, assists with regulatory compliance and preparation of certain regulatory and financial reports, as well as tax reporting and optional additional tax services. Under the Trust Administration Servicing Agreement, the Trust shall indemnify and hold harmless the Administrator from and against any and all claims, demands, losses, expenses, and liabilities of any and every nature (including reasonable attorneys’ fees) the Administrator may sustain or incur or that may be asserted against Administrator by any person arising out of any action taken or omitted to be taken by it in performing the services hereunder (i) in accordance with the foregoing standards, or (ii) in reliance upon any written or oral instruction provided to the Administrator by any duly authorized officer of the Trust or the Sponsor, except for any and all claims, demands, losses, expenses, and liabilities arising out of or relating to the Administrator’s refusal or failure to comply with the terms of this Trust Administration Servicing Agreement or from its bad faith, gross negligence, reckless disregard, or willful misconduct in the performance of its duties under this Trust Administration Servicing Agreement. The Administrator is obligated to indemnify the Trust against any liabilities arising from the Administrator’s refusal or failure to comply with the terms of the Trust Administration Servicing Agreement or from its bad faith, negligence, or willful misconduct in the performance of its duties.

Cash Custodian, Transfer Agent and Accounting Agent

In its capacity as the Cash Custodian, U.S. Bank National Association, holds the Trust’s cash and/or cash equivalents pursuant to a custodial agreement. U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services), an entity affiliated with the Cash Custodian, is the Transfer Agent for the Trust’s Shares. In addition, U.S. Bancorp Fund Services, LLC also serves as accounting agent for the Trust, performing certain accounting services and supporting the preparation of certain SEC reports on behalf of the Trust (the “Accounting Agent”). The Cash Custodian is located at 5065 Wooster Rd, Cincinnati, Ohio 45226. The principal address for the Accounting Agent is 615 East Michigan Street, Milwaukee, Wisconsin 53202. The agreements between the Trust and each of the Cash Custodian, Transfer Agent and Accounting Agent were executed on January 15, 2025, and reflect the following terms.

Cash Custody Agreement

Under the Cash Custody Agreement between the Cash Custodian, the Sponsor, and the Trust (the “Cash Custody Agreement”), upon the Sponsor’s instructions, the Cash Custodian will establish and maintain a segregated account or accounts for and on behalf of the Trust, into which account or accounts may be transferred cash and/or securities. The Cash Custodian is responsible for the safekeeping and record-keeping of the Trust’s assets in these accounts. Upon instructions from the Trust or Sponsor, the Cash Custodian will facilitate the transfer and management of assets, including cash, within the Trust’s account(s). The Cash Custodian’s fees are payable by the Trust, however, the Sponsor assumes such fees in accordance with the Sponsor’s agreement with the Trust.

In performing its duties, the Cash Custodian is required to exercise due care in accordance with reasonable commercial standards. The Cash Custodian is generally not liable for any error of judgment or mistake of law or for any loss suffered by the Trust in connection with its duties under the Cash Custody Agreement, except a loss arising out of or relating to the Cash Custodian’s refusal or failure to comply with the terms of the Cash Custody Agreement or from the Cash Custodian’s bad faith, negligence or willful misconduct in the performance of its duties under the Cash Custody Agreement.

The Cash Custodian is responsible for any actions or omissions of sub-custodians (if any) to the same extent as if those actions or omissions were performed by the Cash Custodian itself. The Trust retains the discretion to appoint additional custodians as necessary to manage its assets, subject to the terms of separate agreements. The Sponsor has the authority to add or terminate custodians as it deems appropriate.

Transfer Agent Servicing Agreement.

Under the Transfer Agent Servicing Agreement, by and between the Trust, the Sponsor and the Transfer Agent (the “Transfer Agent Servicing Agreement”), the Transfer Agent provides services to the Trust related to the creation and redemption of Shares, dividend disbursing, and maintaining shareholder records.

The Transfer Agent is responsible for facilitating purchases and redemptions of Baskets and handling transactions with Authorized Participants. The Transfer Agent also records issuances of Shares and maintains a record of outstanding Shares for the Trust.

The Transfer Agent is obligated to exercise reasonable care. The Trust is obligated to indemnify the Transfer Agent against claims not arising from its refusal or failure to comply with the terms of the Transfer Agent Servicing Agreement or from its bad faith, negligence, or willful misconduct.

Trust Accounting Servicing Agreement.

Under the Trust Accounting Servicing Agreement, by and between the Trust and the Accounting Agent (the “Trust Accounting Servicing Agreement”), U.S. Bancorp Fund Services, LLC is appointed as the Accounting Agent for the Trust, responsible for various accounting services such as portfolio accounting, expense accrual and payment, trust valuation and financial reporting, tax accounting, and compliance control services.

The Accounting Agent is obligated to exercise reasonable care in its duties. The Trust is obligated to indemnify the Accounting Agent against losses not arising from such failures or misconduct. Conversely, the Accounting Agent is obligated to indemnify the Trust for losses resulting from its non-compliance or misconduct.

The Crypto Custodians

The Crypto Custodians for the Trust’s crypto holdings are Coinbase Custody Trust Company, LLC, BitGo Trust Company, Inc., and Fidelity Digital Asset Services, LLC. The Sponsor may, in its sole discretion, add or terminate agreements with the Crypto Custodians at any time.

The Crypto Custodians are responsible for safekeeping passwords, keys or phrases (“Security Factors”) that allow transfers of crypto assets that are safe, secure and confidential. The Crypto Custodians will help establish accounts and any necessary subaccounts on the crypto asset networks solely for the Trust. The Crypto Custodians will follow valid instructions to use its Security Factors to effect transfers to and from the Trust’s crypto accounts.

The custodial services agreements between the Crypto Custodians and the Trust, and the prime broker agreement between the Trust and Coinbase Custody, will govern the use of custodial and wallet services provided by the Crypto Custodians. Under the agreements, the Crypto Custodians shall establish and maintain custody accounts for the Trust’s crypto assets and fiat currency, offering both custodial and non-custodial wallet services.

Coinbase Ventures, an affiliate of Coinbase Custody Trust Company, LLC, has invested in an affiliate of the Sponsor, which could create the appearance of a conflict of interest. The Sponsor has adopted and implemented policies and procedures that are reasonably designed to ensure compliance with applicable law, including a Code of Ethics providing guidance on conflicts of interest. The Sponsor’s policies require that the Sponsor eliminate, mitigate, or otherwise disclose conflicts of interest.

The Prime Broker

Coinbase Custody will maintain custody of part of the Trust’s crypto assets, handling their receipt, safekeeping, and maintenance, in accordance with its prime broker agreement with the Sponsor. Coinbase Custody is a trust company incorporated under the laws of the State of New York and authorized under New York law to provide custody services for the Trust’s crypto asset holdings. It is a regulated, qualified custodian under New York Banking Law and operates as one of the Crypto Custodians for the Trust.

The Prime Execution Agent, an affiliate of Coinbase Custody, one of the Trust’s Crypto Custodians, may facilitate sales of the Trust’s crypto assets. This arrangement creates potential conflicts of interest when executing trades on behalf of the Trust. These conflicts may include routing orders to its trading platform (Coinbase Exchange), executing orders against other clients of the Prime Execution Agent or of its affiliates or for its own inventory or that of its affiliates, and acting in a principal capacity when filling residual orders below minimum thresholds accepted by other venues. The Prime Execution Agent may execute trades for its own account or affiliates while aware of the Trust’s orders or imminent orders. These conflicts may affect the price received by the Trust during the execution of crypto asset sales, particularly if the Prime Execution Agent prioritizes its own interests or those of its affiliates over the Trust’s. To mitigate these risks, the Prime Execution Agent maintains policies and procedures designed to address such conflicts, including segregation of duties, information barriers, and internal controls. However, these measures may not eliminate all conflicts, and there is no guarantee that the Trust will always receive the most favorable execution terms.

The Marketing Agent

The Trust employs Paralel Distributors LLC as the Marketing Agent for the Trust. Pursuant to the Marketing Agent Agreement, by and between the Marketing Agent, the Sponsor, and the Trust, the Marketing Agent works with the Cash Custodian in connection with the receipt and processing of orders for creations and redemptions of Baskets. Additionally, the Marketing Agent reviews and approves of all of the Trust’s sales literature and advertising material.

The Marketing Agent’s principal business address is 1700 Broadway, Suite 1850, Denver CO 80290. The Marketing Agent is a broker-dealer registered with the SEC and is a member of FINRA.

Compliance Services

Paralel Distributors LLC also assists the Trust and the Sponsor with certain functions and duties relating to compliance related services, which include development of compliance procedures and periodic reviews of the adequacy of the Trust’s and service providers’ compliance policies.

Authorized Participants

Baskets may be created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in the Depository Trust Company (“DTC”), have entered into an agreement with the Sponsor (the “Authorized Participant Agreement”) and be in a position to transfer cash to, and take delivery of cash from, the Cash Custodian through one or more accounts. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of cash in connection with such creations and redemptions. As of the date of this Annual Report, the Authorized Participants are Macquarie Capital (USA) Inc., Virtu Americas LLC and Cantor Fitzgerald & Co. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

AML/KYC

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the crypto asset markets. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the crypto asset markets. If such risks eventuate, the Trust, the Sponsor or the Trustee or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Trust, the Sponsor and its affiliates have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants, market makers, and Crypto Custodians. Each service provider must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Trust. As a result, the Sponsor and the Trust have instituted procedures designed to ensure that a situation would not arise where the Trust would engage in transactions with a counterparty whose identity the Sponsor and the Trust did not know.

Furthermore, Authorized Participants, as broker-dealers, and Crypto Custodians, as entities licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants, and market makers who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Custodians have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party.

Description of Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trust will create Shares in Baskets (a Basket equals a block of 10,000 Shares) only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in the net assets of the Trust and have no par value. The Shares of the Trust are listed for trading on the Exchange under the symbol “NCIQ.” The Trust’s Shares may be bought and sold on the Exchange like any other exchange-listed security.

Cash and Other Distributions

The Sponsor intends to re-invest any income and realized gains of the Trust in Index Constituents rather than distributing cash to shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, the Trust generally will not distribute cash to shareholders. Shareholders should not invest in the Trust if they will need cash distributions from the Trust to pay taxes on their share of income and gains of the Trust, if any, or for any other reason. Although the Trust does not intend to make cash distributions, it reserves the right to do so in the Sponsor’s sole discretion, in certain situations, including for example, if the income earned from its investments held directly or posted as margin reach levels that merit distribution, e.g., at levels where such income is not necessary to support its investments in the Index Constituents, and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation; however, the DSTA does provide shareholders the right to bring “oppression” or “derivative” actions. All of the Shares are of the same class with equal rights and privileges. Each of the Shares is transferable, is fully paid and nonassessable and entitles the holder to vote on the limited matters upon which shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as provided below, any redemption rights or rights to distributions.

Voting Rights

Shareholders will have very limited voting rights with respect to the Trust’s affairs. Shareholders may elect a replacement sponsor only if the current Sponsor resigns voluntarily or loses its corporate charter. Shareholders will not be permitted to participate in the management or control of the Trust or the conduct of its business. Shareholders must therefore rely upon the duties and judgment of the Sponsor to manage the Trust’s affairs.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificates will be deposited by the Transfer Agent with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates will evidence all of the Shares outstanding at any time. Shareholders are limited to: (1) DTC Participants; (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”); and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers are made in accordance with standard securities industry practice.

DTC may decide to discontinue providing its service with respect to Baskets and/or the Shares by giving notice to the Transfer Agent and the Sponsor. Under such circumstances, the Sponsor will find a replacement for DTC to perform its functions at a comparable cost or, if a replacement is unavailable, the Sponsor will terminate the Trust.

The rights of the shareholders generally must be exercised by DTC Participants acting on their behalf in accordance with the rules and procedures of DTC. Because the Shares can only be held in book-entry form through DTC and DTC Participants, shareholders must rely on DTC, DTC Participants and any other financial intermediary through which they hold the Shares to receive the benefits and exercise the rights described in this section. Shareholders should consult with their broker or financial institution to find out about procedures and requirements for securities held in book-entry form through DTC.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Trust does not have any employees or a dedicated information technology infrastructure. The Trust’s cybersecurity risk management relies on the programs and practices maintained by the Sponsor and the Trust’s key third-party service providers.

The Sponsor is part of the Hashdex group of companies, which includes Hashdex Gestora de Recursos Ltda. (“Hashdex Gestora”), a Brazilian-regulated asset management firm that has adopted a formal Information Security and Cybersecurity Policy. While this policy is formally adopted at the Hashdex Gestora level, the Sponsor applies cybersecurity procedures and controls consistent with the principles and standards set forth in that policy across its operations, including those relating to the Trust.

The Sponsor’s cybersecurity risk management processes are integrated into its overall risk management framework. At least annually, the Sponsor conducts a cybersecurity risk assessment to identify internal and external threats and evaluate the adequacy of existing controls, considering potential financial, operational, and reputational impacts. The Sponsor may engage specialized third-party firms to assist with these assessments when deemed necessary.

The Sponsor has implemented preventive and detective controls, including monitoring of workstations and network components, periodic vulnerability and penetration testing, multi-factor authentication requirements, encryption protocols, employee cybersecurity training conducted at least annually, and an incident response framework aligned with its business continuity plan.

The Sponsor also maintains processes to oversee and identify material cybersecurity risks associated with the Trust’s use of third-party service providers. Prior to engaging third parties that will have access to confidential information or systems, the Sponsor conducts a cybersecurity due diligence evaluation assessing, among other things, whether the third party maintains formal information security policies, an incident response plan, adequate data protection mechanisms, and all necessary certifications. These evaluations are periodically reassessed and the Sponsor includes information security requirements in its service agreements.

As of December 31, 2025, no cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Trust, including its business strategy, results of operations, or financial condition.

Governance

The Trust is organized as a Delaware statutory trust and does not have a board of directors. The Sponsor is solely responsible for the management and control of the Trust’s business and affairs, including oversight of cybersecurity risks.

The Sponsor has established a risk and compliance committee (the “Risk & Compliance Committee”), composed of the head of the Sponsor’s risk and compliance function and the Sponsor’s risk and compliance team. The Risk & Compliance Committee meets at least quarterly and is responsible for the supervision and monitoring of cybersecurity practices applicable to the Sponsor’s activities, including those relating to the Trust.

Item 2. Properties

None.

Item 3. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of December 31, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or the Sponsor.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are listed on the Exchange under the symbol “NCIQ” and have been listed since February 14, 2025. The Trust’s Shares may trade in the secondary market at prices that are at, above, or below the NAV per Share. The NAV is calculated on each Business Day as of the close of regular trading on the Exchange, normally 4:00 p.m. E.T. The Trust does not buy or sell Shares in the secondary market.

Holders

As of December 31, 2025, there was approximately 1 DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust has not declared or paid any cash dividends on its Shares since its inception and does not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

On January 21, 2025, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Trust sold one Basket of 10,000 Shares (the “Audit Seed Creation Basket”) to the Sponsor for an aggregate purchase price of $250,000 (based on a per-Share price of $25.00). The proceeds from the sale of the Audit Seed Creation Basket were not converted to Index Constituents. The Audit Seed Creation Basket was redeemed for cash on February 13, 2025.

Use of Proceeds from Registered Securities

On February 13, 2025, the Trust’s registration statement on Form S-1 (File No. 333-280990) was declared effective, pursuant to which the Trust registered an unlimited number of Shares. The Trust’s Shares began trading on the Exchange on February 14, 2025 and since that date, and up to December 31, 2025 (excluding any redemptions), the Trust sold 5,580,000 Shares for aggregate proceeds of $129,294,147. The Trust seeks to use substantially all of the proceeds of the offering of the Shares of the Trust to make investments in Index Constituents in a manner consistent with its investment objective. The Trust may also hold cash and cash equivalents (i) pending investments in Index Constituents, (ii) until delivered to Authorized Participants in connection with redemptions of Baskets, and (iii) until transferred to pay the Management Fee and other Trust expenses or liabilities not assumed by the Sponsor.

Issuer Purchases of Equity Securities

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 240,000 Shares (24 Baskets) during the year ended December 31, 2025, including 100,000 Shares (10 Baskets) for the three months ended December 31, 2025, as set forth in the table below.

Period	Total Shares Redeemed		Average Price Per Share Redeemed
2/14/2025 (commencement of operations) - 3/31/2025	50,000		21.20
4/1/2025 - 6/30/2025	-		-
7/1/2025 - 9/30/2025	90,000		30.93
10/1/2025 - 12/31/2025	100,000		22.33
Total	240,000	(1)	25.32

(1)	The initial seed creation of 10,000 Shares occurred on January 21, 2025, at a per-Share price of $25.00. These initial seed Shares were subsequently redeemed on February 13, 2025, at $25.00 per Share, for a total redemption amount of $250,000. The Fund commenced operations on February 14, 2025, which is the date used as the inception date for purposes of these financial statements. Accordingly, the seed Share creation and redemption are not reflected in the Share activity or financial highlights presented herein. The quarterly reports on Form 10-Q filed during the fiscal year used January 21, 2025 (the initial seed creation date) as the inception date and therefore included this seed redemption activity in their reported figures.

The following table summarizes the redemptions during the quarter ended December 31, 2025:

Period	Total Shares Redeemed	Average Price Per Share Redeemed
October 1, 2025 – October 31, 2025	-	-
November 1, 2025 – November 30, 2025	-	-
December 1, 2025 – December 31, 2025	100,000	22.33
Total	100,000	22.33

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, operations of the Trust, the Sponsor’s plans and references to the future success of the Trust and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially.

These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward looking statements made in this filing are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the operations of the Trust or the value of the Shares of the Trust.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, the Trust does not undertake any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise.

Trust Overview

Hashdex Nasdaq CME Crypto Index ETF (f/k/a Hashdex Nasdaq Crypto Index US ETF, prior to January 20, 2026) (the “Trust”) is a Delaware statutory trust organized on July 12, 2024. The Trust operates pursuant to the Fifth Amended and Restated Trust Agreement, dated January 20, 2026. The Trust issues shares of beneficial interest (“Shares”), representing fractional undivided beneficial interests in the Trust. The Shares trade on The Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “NCIQ”. The principal office address of the Trust is 19 West 44th Street, Suite 200, New York, NY 10036 and the Trust’s telephone number is 800-927-9800.

The Trust is designed to provide investors with price exposure to certain crypto assets. Prior to January 20, 2026, such crypto assets were those included in the Nasdaq Crypto US Settlement Price™ Index (the “NCIUSS” or the “Former Index”). Effective January 20, 2026 (the “Transition Date”), the reference index changed to the Nasdaq CME Crypto Settlement Price Index™ (the “NCIS” or the “New Index”), as detailed below. References to the “Index” as used herein refer to the Former Index prior to the Transition Date and the New Index after the Transition Date. The NCIUSS represents the daily closing value of the Nasdaq Crypto US™ Index (the “NCIUS”), and the NCIS represents the daily closing value of the Nasdaq CME Crypto™ Index (the “NCI”). The NCIUSS and the NCIS apply substantially identical methodologies, reflect the same constituents, and are both designed to measure the performance of a material portion of the overall crypto asset market.

The Trust’s investment objective is to align the daily changes in the net asset value (“NAV”) of the Shares with the daily price changes of the Index, minus operational expenses and liabilities, by investing in the digital assets that are constituents of the Index or may be added as constituents of the Index in the future (the “Index Constituents”). Because the Trust’s investment objective is to track the price of the Index, changes in the price of the Shares may vary from changes in prices of the Index Constituents.

The sponsor of the Trust is Hashdex Asset Management Ltd. (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (“Trustee”). U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Administrator” or the “Transfer Agent”) provides administrative services to the Trust. The Administrator also assists the Trust and the Sponsor with certain functions and duties relating to accounting and as the Trust’s transfer agent. Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”). Coinbase Custody Trust Company, LLC, BitGo Trust Company, Inc. and Fidelity Digital Asset Services, LLC (the “Crypto Custodians”) are the custodians for the Trust’s crypto assets holdings. U.S. Bank National Association is the custodian for the Trust’s cash and cash equivalents holdings (the “Cash Custodian” and together with the Crypto Custodians, the “Custodians”).

The Trust is an exchange-traded fund. The Trust does not purchase or sell digital assets other than in connection with the creation and redemption of blocks of 10,000 Shares called “Baskets” to certain broker-dealers that have entered into an agreement with the Sponsor (“Authorized Participants”), or to pay certain expenses.

Investment Objective and Strategy

The Shares are designed to provide investors with a straightforward means of obtaining price exposure to the Index Constituents, as opposed to direct acquisition, holding, and trading of crypto assets on a peer-to-peer or other basis or via a crypto asset platform. The Shares are intended to reduce the complexities and operational burdens associated with direct investment in these crypto assets, while maintaining an intrinsic value that reflects the investment exposure to the assets held by the Trust, less the Trust’s expenses and liabilities. This structure offers investors an alternative method of accessing the crypto asset markets through the public securities market.

The Sponsor will employ a passive investment strategy intended to track the changes in the Index, regardless of its direction, meaning that the Sponsor will not attempt to outperform the Index. This strategy aims to allow investors to buy and sell Shares to hedge against losses in Index-related transactions or to gain price exposure to the Index. Consistent with its investment objective, the Trust will not use its investments to enhance leverage or seek performance that is the multiple or inverse multiple of the Index.

The Trust will gain exposure to the prices of the Index Constituents by purchasing these crypto assets and will maintain cash balances as necessary to cover currently due Trust-payable expenses. Absent any Share redemption orders or currently due Trust-payable expenses, the Trust’s portfolio will consist solely of Index Constituents. The Trust will not invest in any crypto assets other than the Index Constituents. The Trust will not invest in tokenized assets, or stablecoins.

As of December 31, 2025, the crypto asset constituents of the Index Constituents and their weightings were as follows:

Constituents	Weight
Bitcoin	75.24%
Ether	13.67%
XRP	6.04%
Solana	3.69%
Cardano	0.68%
Stellar	0.28%
Chainlink	0.40%

Results of Operations

The discussion below addresses material changes in the results of operations for the period from February 14, 2025 (commencement of operations) to December 31, 2025. The fiscal year ended December 31, 2025 represents the Trust’s first fiscal year of operations. As such, no comparative period information is presented.

On December 31, 2025, the Trust held 7 Index Constituents with an asset fair value of $121,199,193 and cash of $114,907.

December 31, 2025
Total Net Assets	$121,287,477
Shares Outstanding	5,340,000
Net Asset Value per Share	$22.71
Closing Price	$22.73

For the period from February 14, 2025 (the commencement of operations) through December 31, 2025, the Trust’s net assets increased from $0 at February 14, 2025 to $121,287,477 at December 31, 2025. This growth was driven primarily by net capital share transactions totaling $123,269,158, reflecting capital inflows during the Trust’s inaugural year. These inflows were partially offset by a net decrease in net assets resulting from operations of $(1,981,681), which was attributable to the combined effects of the Trust’s operating expenses and the market performance of the underlying Index Constituents held in the portfolio.

The Trust recorded a net investment loss of $(255,777) for the period. The Trust generated no investment income during the period, as the crypto assets held by the Trust do not generate interest or dividends. Total expenses were $511,504, consisting of the Sponsor’s management fee (the “Management Fee”) of $511,454 and other expenses of $50. The Sponsor waived $255,727 of Management Fees during the period pursuant to its voluntary fee reduction from 0.50% to 0.25% per annum, resulting in net expenses of $255,777. The net expense ratio was 0.25% (annualized) of average net assets of approximately $117.8 million for the period.

In terms of portfolio performance, the Trust recognized a net realized gain of $337,807 from the sale of Index Constituents. These dispositions were primarily executed to satisfy cash redemption requests and to settle recurring fee obligations. Conversely, the Trust recorded net unrealized depreciation of $(2,063,711) on its investment portfolio. As of December 31, 2025, the fair value of the Trust’s investments in Index Constituents was $121,199,193 against a cost basis of $123,262,904. This unrealized depreciation reflects the volatility inherent in the crypto asset markets, specifically the price corrections observed in major Index Constituents, such as Bitcoin and Ethereum, during the fourth quarter of 2025.

The Trust’s NAV per Share decreased from $25.00 at inception to $22.71 at December 31, 2025, representing a total return at NAV of (9.15)% for the period. The market price per Share at December 31, 2025, was $22.73, reflecting a total return at market value of (9.07)%. The Shares traded at a premium of $0.02 per Share relative to NAV at the period end.

During the period, the Trust created 5,580,000 Shares, representing $129,294,147 in proceeds, and redeemed 240,000 Shares, representing $(6,058,792) in redemption payments. Transaction fees of $33,803 were also received. The net increase from capital share transactions was $123,269,158. As of December 31, 2025, there were 5,340,000 Shares outstanding.

Period ended December 31, 2025
Average daily total net assets	$117,779,619
Net realized and unrealized loss on Index Constituents	$337,807
Interest income earned on cash equivalents	$-
Net income (loss)	$(255,777)
Weighted average share outstanding	4,361,798
Management Fees	$511,454
Total fees and other expenses excluding Management Fees	$50
Brokerage commissions	$-
Total expense ratio	0.50%
Net investment income	0.25%
Creation of Shares	5,580,000
Redemption of Shares	(240,000)

The graphs below show the actual Shares outstanding, total net assets and NAV per Share for the Trust from commencement of operations to December 31, 2025 and serves to illustrate the relative changes of these components.

Index Performance

The following graph illustrates changes in the Trust’s NAV, as reflected by the graph “Comparison of NAV to Index” for the year ended December 31, 2025. The Trust’s Index for the year ended December 31, 2025 was the NCIUSS.

Comparison of NAV to INDEX

for the Year Ended December 31, 2025

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

The graph above compares the return of the Trust with NCIUSS’ returns for the year ended December 31, 2025. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the Trust’s NAV per Share are due to such factors as the Trust’s operating expenses and transaction costs associated with portfolio rebalancing and cash creation and redemption activities.

Frequency Distribution of Premiums and Discounts

The frequency distribution chart below presents information about the difference between the daily market price for Shares of the Trust and the Trust’s reported NAV per Share. The amount that the Trust’s market price is above the reported NAV is called the premium. The amount that the Trust’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that the Trust’s NAV is calculated (usually 4:00 p.m. Eastern Time (“E.T.”)). The chart shows the number of trading days in which the Trust traded within the premium/discount range indicated.

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE

	Q1	Q2	Q3	Q4	Total 2025
Days at premium	16	21	19	21	77
Days at NAV	2	7	4	7	20
Days at discount	14	34	41	36	125

The performance data above for the Trust represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Trust’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this Annual Report on Form 10-K (the “Annual Report”) was the Sponsor’s Management Fee. The Trust’s only source of liquidity is its transfers and sales of Index Constituents.

Only an Authorized Participant may engage in creation or redemption transactions directly with the Trust. The Trust has a limited number of institutions that act as Authorized Participants. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Trust and no other Authorized Participant is able to step forward to create or redeem creation units, Shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker, lead market maker, or other large investor to cease activities for the Trust or a decision by a secondary market purchaser to sell a significant number of the Trust’s Shares could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Participants or market makers will continue.

A market disruption, such as a government taking regulatory or other actions that disrupt the market in Index Constituents, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, the Trust does not intend at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the cash and cash equivalents that it holds to meet its liquidity needs.

Critical Accounting Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. In addition, please refer to Note 2 to the Financial Statements included in this Annual Report for further discussion of the Trust’s accounting policies.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, the Trust conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Trust. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the Trust during for the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Principals and Key Personnel Responsible for the Management of the Trust

The Trust is managed by the Sponsor and has no directors, executive officers or employees. Accordingly, the Trust does not have an audit committee, audit committee financial expert, or nominating committee. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by the Sponsor. The Sponsor is managed by its directors, executive officers and employees, as well as Hashdex, Ltd. (“Hashdex”), the controlling entity of the Sponsor, and its affiliates (collectively with Hashdex, the “Hashdex group”). The following persons perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Marcelo Sampaio, born in 1980, is the Co-Founder and Executive Chairman of the Hashdex group. In this role, he oversees the overall strategic direction, management, and operational aspects of the firm’s crypto asset management platforms. Prior to founding the Hashdex, Mr. Sampaio co-founded Endless, Inc., serving as Chief Growth Officer. He has also held senior roles at Microsoft and Oracle, where he became the youngest sales director globally. Mr. Sampaio has been investing in digital assets since 2012 and holds a degree in Production Engineering from PUC-Rio. He has completed leadership programs at Harvard Business School and management programs at INSEAD, France.

Bruno Caratori, born in 1981, is the Co-Founder, and Global Chief Executive Officer of the Hashdex group. He oversees the firm’s operational activities and product development. Before joining Hashdex, Mr. Caratori led product development at Edmodo and previously worked at Gávea Investimentos and RiskControl. He holds an MBA from Stanford University, a master’s degree in Business Economics from EPGE/FGV, and a bachelor’s degree in Electrical Engineering from PUC-Rio.

Bruno Sousa, born in 1982, is one of the Directors of the Sponsor and serves as Chief External Affairs Officer of the Hashdex group. He joined the Sponsor as Head of Legal after a distinguished career at Veirano Advogados, where he led the Fintech practice. Mr. Sousa has nearly two decades of legal experience, with a focus on Corporate and M&A law. He has been recognized by Chambers & Partners and other legal directories for his work in these areas. Mr. Sousa holds an LLB from the Universidade de São Paulo and completed the Fintech Programme at Oxford University’s Saïd Business School.

Samir Kerbage, born in 1988, serves as one of the Directors of the Sponsor and Chief Investment Officer of the Hashdex group. He is responsible for overseeing product development, research, and investment management in the company’s crypto asset offerings. Mr. Kerbage holds a degree in Computer Engineering from the Military Institute of Engineering (IME) and has extensive experience in financial market infrastructure and quantitative trading. Prior to joining the Sponsor, he worked at Americas Trading Group and has been involved in the digital assets space since 2016. He began his career as a Military Engineering Officer in the Brazilian Army.

Silvia Motta, born in 1983, serves as the Chief Financial Officer of the Hashdex group, where she is responsible for the firm’s financial operations, strategy, and human resources. Ms. Motta holds dual degrees in Electrical Engineering from PUC-Rio and École Centrale de Lyon, and an MBA from Harvard Business School. Her prior experience includes strategic consulting at McKinsey & Company, leading strategy at Coca-Cola Brazil, and managing venture capital investments at Movile.

Mick McLaughlin, born in 1970, is the U.S. Chief Executive Officer and Global Head of Distribution of the Hashdex group. Prior to joining Hashdex in 2024, Mr. McLaughlin served as Chief Distribution Officer at Bitwise Asset Management. Earlier in his career, he was Managing Director and Head of ETF Distribution for the Americas at Deutsche Bank and spent more than a decade at BlackRock and Barclays building the iShares ETF business. Mr. McLaughlin holds a degree in Government from California State University-Sacramento.

Family Relationships

There are no family relationships between the Sponsor’s executive officers.

Involvement in Certain Legal Proceedings

None of the Sponsor’s executive officers or members of the Sponsor’s Board of Managers has been involved in any of the following events during the past ten years:

a)	any bankruptcy petition filed by or against any business or property of such person or any partnership or business in which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b)	any conviction in a criminal proceeding or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

c)	being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

d)	being found by a court of competent jurisdiction (in a civil action), the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

e)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

f)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Trust does not have a code of ethics as it does not have any directors, officers, or employees.

The Sponsor has adopted and implemented a code of ethics and related policies and procedures (collectively, the “Code of Ethics”) that applies to its executive officers and agents who perform certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by them. The Code of Ethics is available on request, free of charge, by writing the Sponsor at risk-compliance@hashdex.com. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code

Insider Trading Policy

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this Annual Report.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Management Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of Shares as of December 31, 2025, by each person known to the Trust to beneficially own more than 5% of the outstanding Shares of the Trust as of December 31, 2025, based on information known to the Sponsor.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Outstanding Shares
Hashdex Nasdaq Crypto Index ETF1 142 Seafarers Way, Suite 201, George Town, Grand Cayman, KY1-1102, Cayman Islands	4,000,000	74.91%

[1]	Hashdex Nasdaq Crypto Index ETF, is an investment fund organized under the laws of the Cayman Islands and managed by the Sponsor. The Shares were acquired through over-the-counter purchases from Authorized Participants of the Trust in the ordinary course of the fund’s investment activities. There is no binding agreement or commitment to maintain this investment, and the fund may purchase or dispose of the Trust’s Shares at any time based on its investment policies.

Security Ownership of Management

As of the date of this Annual Report, the Sponsor owned zero Shares of the Trust and none of the principals of the Sponsor owned any Shares of the Trust.

Change of Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in the control of the Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The Trust has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

See Item 11, above.

The Trust has no directors or executive officers; therefore, no determination has been made related to director independence.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Management Fee, for the period ended December 31, 2025, were:

2025
Audit fees	$89,730
Audit related fees	$-
Tax fees(1)	$18,000
All other fees	$-
Total	$107,730

(1)	Tax fees consist of fees for professional services performed by Cohen & Co Advisory, LLC for tax compliance and tax advisory services. These services include the preparation and signing of U.S. federal, state, and local income tax returns (Form 1065 and affiliated state forms) and extensions for the Trust, a high-level review for reasonableness of proper assignment of character of income related to Schedules K-1, and the allocation of realized and unrealized trading gains and losses, interest income, dividend income, interest expense, operating expenses, and other types of income, loss, or expense by tax character to each investor in accordance with the Trust’s governing agreements. Tax fees for the fiscal year ended December 31, 2025 were $18,000.

The Sponsor approved all of the services provided by Cohen & Company, Ltd. described above. The Sponsor pre-approved all audit services of the independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

No.	Exhibit Description
3.1	Certificate of Amendment to the Certificate of Trust (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42511), filed with the SEC on January 20, 2026)
3.2	Fifth Amended and Restated Trust Agreement (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-42511), filed with the SEC on January 20, 2026)
4.1*	Description of Capital Stock
10.1	Sponsor Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on February 10, 2025)
10.2	Amendment to the Sponsor Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42511), filed with the SEC on November 12, 2025)
10.3	Second Amendment to the Sponsor Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42511), filed with the SEC on March 16, 2026)
10.4	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 10.2 of Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on December 26, 2024)
10.5	Amendment #1 to the Authorized Participant Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42511), filed with the SEC on February 27, 2026)
10.6	Crypto Custodian Agreement with BitGo (incorporated by reference to Exhibit 10.3 of Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on December 26, 2024)
10.7	Cash Custodian Agreement with U.S. Bank National Association (incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on January 30, 2025)
10.8	Transfer Agent Servicing Agreement with U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on January 30, 2025)
10.9	Trust Accounting Agreement with U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on January 30, 2025)
10.10	Trust Administration Services Agreement with U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on January 30, 2025)
10.11	Prime Broker Agreement with Coinbase, Inc. (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on January 30, 2025)
10.12	Marketing Agent Agreement with Paralel Distributors LLC (incorporated by reference to Exhibit 10.9 of Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on December 26, 2024)
10.13	Compliance Services Agreement with Paralel Technologies LLC (incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on December 26, 2024)
10.14	Digital Asset Trading Agreement with Nonco (incorporated by reference to Exhibit 10.11 of Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on January 30, 2025)
10.15	Cryptocurrency Purchase Agreement with DV Chain International Inc. (incorporated by reference to Exhibit 10.12 of Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on January 30, 2025)
10.16	Liquidity Provider Agreement with Virtu Financial Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.13 of Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on February 10, 2025)

10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.13 of Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280990), filed with the SEC on January 30, 2025)
10.18	Master Infrastructure-as-a-Service Agreement, dated as of October 7, 2025, by and between Coinbase Cloud Pte. Ltd. and the Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42511) filed by the Registrant on October 15, 2025)
10.19	Custodial Services Agreement, dated as of June 27, 2025, by and between Fidelity and the Trust, with the Sponsor acting on behalf of the Trust (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42511), filed with the SEC on November 10, 2025)
10.20	Master Purchase Agreement, dated July 16, 2025, by and between Cumberland DRW LLC and the Trust (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42511), filed with the SEC on November 10, 2025)
10.21	Master Services Agreement, dated July 24, 2025, by and between Flowdesk SAS and the Trust (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42511), filed with the SEC on November 10, 2025)
10.22	Letter of Adherence, dated August 27, 2025, by and between Enigma Securities Limited and the Trust (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42511), filed with the SEC on November 10, 2025)
19.1*	Insider Trading Policy and Procedures
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
97.1*	Erroneously Awarded Compensation Recovery Policies and Procedures
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed Herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASHDEX NASDAQ CME CRYPTO INDEX ETF (Registrant)

By:	Hashdex Asset Management, Ltd.
its Sponsor

Signature	Title (Capacity)	Date

/s/ Bruno Sousa	Director of the Sponsor	March 25, 2026
Bruno Sousa	(Principal Executive Officer)

/s/ Samir Kerbage	Director of the Sponsor	March 25, 2026
Samir Kerbage	(Principal Financial Officer)

HASHDEX NASDAQ CME CRYPTO INDEX ETF

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
Hashdex Nasdaq CME Crypto Index ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Hashdex Nasdaq CME Crypto Index ETF (formerly Hashdex Nasdaq Crypto Index US ETF) (the “Trust”) as of December 31, 2025, and the related statements of operations and changes in net assets for the period February 14, 2025 (commencement of operations) through December 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and the results of its operations and changes in its net assets for the period February 14, 2025 (commencement of operations) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of crypto assets owned as of December 31, 2025, by correspondence with the custodians. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2024.

/S/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Towson, Maryland

March 25, 2026

HASHDEX NASDAQ CME CRYPTO INDEX ETF

STATEMENT OF ASSETS AND LIABILITIES

December 31, 2025*
Assets
Investments in Crypto Assets, at fair value (cost $123,262,904)	$121,199,193
Cash	114,907
Total assets	$121,314,100

Liabilities
Management fee payable, net of fees waived	$26,623
Total liabilities	26,623

Net assets	$121,287,477

Net assets consist of:
Paid-in capital	$123,269,158
Total accumulated deficit	(1,981,681)
Net assets	$121,287,477

Shares issued and outstanding	5,340,000
(no par value, unlimited amount authorized)

Net asset value per share	$22.71

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of these financial statements.

HASHDEX NASDAQ CME CRYPTO INDEX ETF

SCHEDULE OF INVESTMENTS

December 31, 2025*

Description: Assets	Fair Value ($)	Percentage of Net Assets (%)	Quantity
Crypto Assets
Bitcoin	91,431,050	75.38	1,046
Ethereum	16,846,808	13.89	5,677
XRP	7,252,279	5.98	3,971,893
Solana	4,012,751	3.31	32,410
Cardano	832,217	0.69	2,499,150
Chainlink	476,931	0.39	38,964
Stellar	347,157	0.29	1,741,009
Total Crypto Assets (cost $123,262,904)	121,199,193	99.93

Total Investments (cost $123,262,904)	121,199,193	99.93
Other Assets in Excess of Liabilities	88,284	0.07
Total Net Assets	121,287,477	100.00

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.

The accompanying notes are an integral part of the financial statements.

HASHDEX NASDAQ CME CRYPTO INDEX ETF

STATEMENT OF OPERATIONS

For the period February 14, 2025^ through December 31, 2025*
INVESTMENT INCOME
Income:
Total Income	$-

Expenses:
Management fees	511,454
Other	50
Total expenses	511,504
Less waiver	(255,727)
Net expenses	255,777
Net investment loss	(255,777)

REALIZED AND CHANGE IN UNREALIZED GAIN (LOSS)
Net realized gain	337,807
Net change in unrealized appreciation (depreciation)	(2,063,711)
Net realized and change in unrealized (loss)	(1,725,904)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,981,681)

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.
^	Commencement of operations. No operations occurred prior to this date.

The accompanying notes are an integral part of the financial statements.

HASHDEX NASDAQ CME CRYPTO INDEX ETF

STATEMENT OF CHANGES IN NET ASSETS

For the period February 14, 2025^ through December 31, 2025*
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(255,777)
Net realized gain	337,807
Net change in unrealized appreciation (depreciation)	(2,063,711)
Net decrease in net assets resulting from operations	(1,981,681)

CAPITAL SHARE TRANSACTIONS
Shares issued	129,294,147
Shares redeemed	(6,058,792)
ETF transaction fees	33,803
Net increase in net assets from capital share transactions	123,269,158
Total increase in net assets	$121,287,477

NET ASSETS
Beginning of period	$-
End of period	$121,287,477

*	No comparative statement shown/provided as it is the Trust’s first fiscal year of operations.
^	Commencement of operations. No operations occurred prior to this date. See Note 6 for information regarding the initial seed Share creation and redemption.

The accompanying notes are an integral part of the financial statements.

HASHDEX NASDAQ CME CRYPTO INDEX ETF

Notes to Financial Statements

1. Organization

Hashdex Nasdaq CME Crypto Index ETF (fka Hashdex Nasdaq Crypto Index US ETF) (the “Trust”) is a Delaware statutory trust organized on July 12, 2024. The Trust operates pursuant to the Fourth Amended and Restated Trust Agreement dated as of November 12, 2025 (the “Declaration of Trust”). The Trust is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (together with the rules and regulations adopted thereunder, as amended, the “1933 Act”).

The Trust was formed and is managed and controlled by the Sponsor. The sponsor of the Trust is Hashdex Asset Management Ltd. (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust is designed to provide investors with price exposure to certain crypto assets, namely, those included in the Nasdaq CME Crypto Settlement Price Index™ (NCIS), as detailed below. References to the “Index” as used herein refers to the Nasdaq Crypto US Settlement Price™ Index (NCIUSS) prior to January 20, 2026 (“Transition Date”) and the New Index after the Transition Date. NCIS is a daily closing value of the Nasdaq CME Crypto™ Index (NCI) which is designed to measure the performance of a material portion of the overall crypto asset market. NCIUSS is a daily closing value of the Nasdaq Crypto US™ Index (NCIUS) which is designed to measure the performance of a material portion of the overall crypto asset market. The Trust issues shares representing units of fractional undivided beneficial interests (“Shares”) that trade on The Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “NCIQ”.

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

An investment in the Trust is subject to the risks of an investment in the Index Constituents of which are subject to a high degree of price variability, as well as to the risks of crypto asset markets more generally. An investment in the Trust may be riskier than other exchange-traded products that do not directly hold crypto assets, or financial instruments related to crypto, and may not be suitable for all investors. In addition, the Index Constituents may experience pronounced and swift price changes. Accordingly, there is a potential for change in the price of Shares between the time an investor places an order to purchase or sell with its broker-dealer and the time of the actual purchase or sale resulting from the price volatility of Index Constituents. The Index will be reconstituted and rebalanced quarterly, on the first Business Day in March, June, September, and December to align the weightings of the Index Constituents with the index methodology published by the Exchange.

The statement of assets and liabilities and schedule of investments at December 31, 2025, and the statements of operations and changes in net assets for the fiscal period ended December 31, 2025 have been prepared on behalf of the Trust and are audited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the fiscal period ended December 31, 2025 have been made. The fiscal year end of the Trust is December 31st.

On October 7, 2025, the Trust entered into a Master Infrastructure-as-a-Service Agreement with Coinbase Cloud Pte. Ltd. (“Coinbase Cloud”) pursuant to which Coinbase Cloud will provide the infrastructure and related technical services necessary to enable the Trust to participate in staking activities with respect to certain eligible crypto assets held by the Trust. The Trust did not participate in any staking activities during the period ended December 31, 2025.

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

Cash

Cash includes non-interest bearing non-restricted cash with one institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. At December 31, 2025, the Trust’s balance did not exceed the federally insured limits.

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

The Trust intermittently receives airdrops of new crypto assets at the custodial wallet addresses holding Trust assets. The use of airdrops is generally to promote the launch and use of new crypto assets by providing a small amount of the new crypto assets to the private wallets or exchange accounts of holders of existing related crypto assets. Airdropped crypto assets can have substantially different blockchain technology that has no relation to any existing crypto asset, and many airdrops may be without value. In accordance with the Trust’s prospectus, the Sponsor causes the Trust to irrevocably abandon any incidental rights and IR virtual currency arising from airdrops, forks, or similar events. Accordingly, the Trust does not recognize or record any airdropped crypto assets.

During the period ended December 31, 2025, the Trust irrevocably abandoned all airdropped crypto assets received at its custodial addresses. No value was recognized in connection with any such airdrops.

Federal Income Taxes

The Trust is not subject to federal income taxes; each shareholder reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return. In accordance with GAAP, the Trust is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Trust recording a tax liability that reduces net assets. However, the Trust’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations and interpretations thereof. The Trust recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the fiscal period ended December 31, 2025.

Valuation of Crypto Assets

In determining the value of the Trust’s holdings, the Trust will value the Index Constituents held by the Trust at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Trust identifies and determines the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for crypto assets consistent with the application of fair value measurement framework in FASB ASC 820-10 “Fair Value Measurement”. The principal market is the market with the greatest volume and level of activity that can be accessed. The Trust’s valuation procedures provide for the designation of the Sponsor to determine the valuation sources and policies to prepare the Trust’s financial statements in accordance with GAAP. The Trust obtains relevant volume and level of activity information and based on initial analyses will select an exchange market as the Trust’s principal market. The NAV and NAV per Share will be calculated using the fair value of the Index Constituents held by the Trust based on the price provided by this exchange market, as of 4:00 p.m. New York time on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

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

The following table summarizes the valuation of investments at December 31, 2025* using the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
December 31, 2025	$121,199,193	-	-	$121,199,193
Crypto Assets	$121,199,193	-	-	$121,199,193

*	No comparative schedule shown/provided as the fiscal year ended December 31, 2025 is the Trust’s first fiscal year of operations.

There were no transfers between Level 1 and other Levels for the fiscal period ended December 31, 2025.

The cost basis of the investment of crypto assets recorded by the Trust for financial reporting purposes is the fair value of such crypto asset at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Calculation of NAV and NAV per Share

The Sponsor or its delegate shall calculate the Trust’s NAV each Business Day as of the earlier of the close of the Exchange or 4:00 p.m. New York time. As such, the NAV is calculated based on the value of the index price at 4:00 p.m. The assets of the Trust consist of the crypto assets held by the Trust that follows Nasdaq Crypto US Settlement Price Index (“NCIUSS”), and cash and cash equivalents. The Sponsor has the exclusive authority to determine the Trust’s NAV, which it has delegated to the Administrator.

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

3. Investment in Crypto Assets

The following represents the changes in fair value of crypto assets held during the period from February 14, 2025^, through December 31, 2025*:

Crypto assets of the Index Constituents

For the period February 14, 2025^ through December 31, 2025* (Unaudited)
Balance at February 14, 2025^	-
Purchases	148,384,775
Sales	(25,459,678)
Realized Gain	673,678
Realized Loss	(335,871)
Change in Unrealized Appreciation	6,208,241
Change in Unrealized Depreciation	(8,271,952)
Balance at December 31, 2025	121,199,193

*	No comparative schedule shown/provided as it is the Trust’s first fiscal year of operations
^	Commencement of operations. No operations occurred prior to this date.

4. Trust Expenses

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

The Sponsor has agreed to temporarily reduce its Management Fee to 0.25% per annum through December 31, 2026. After December 31, 2026, the standard 0.50% annual Management Fee rate will apply.

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

Administrator, Custodians and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. U.S. Bank N.A. (the “Cash Custodian”), an affiliate of the Administrator, serves as the Trust’s cash custodian pursuant to a Custody Agreement. Coinbase Custody Trust Company, LLC and BitGo Trust Company, Inc (the “Crypto Custodians”) keeps custody of all of the Trust’s crypto assets, on behalf of the Trust. In June 2025, the Fund entered into a custody services agreement with Fidelity Digital Asset Services, LLC to provide custodial services for digital assets. As of December 31, 2025, the Fund has not commenced using these custodial services.

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

Capital share transactions in the Trust were as follows:

For the period February 14, 2025 ^ through December 31, 2025*

Shares issued	5,580,000
Shares redeemed	(240,000)
Net increase	5,340,000

*	No comparative statement shown/provided as the fiscal year ended December 31, 2025 is the Trust’s first fiscal year of operations.
^	Commencement of operations. No operations occurred prior to this date.

6. Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor.

The Sponsor provided the initial seed creation of 10,000 Shares occurred on January 21, 2025, at a per-Share price of $25.00. These initial seed Shares were subsequently redeemed on February 13, 2025, at $25.00 per Share, for a total redemption amount of $250,000. The Fund commenced operations on February 14, 2025, which is the date used as the inception date for purposes of these financial statements.

As of December 31, 2025, the Trust has a liability to the Sponsor of $26,623 for the December Management Fee. The Hashdex Nasdaq Crypto Index Fund (NCI), a Fund managed by the Sponsor, holds 4,000,000 shares.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7. Indemnification

The Sponsor will not be liable to the Trust, the Trustee or any shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Index Constituents or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct. The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust. The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

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

9. Concentration Risk

The majority of of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of bitcoin include negative perception of crypto assets; a lack of stability and standardized regulation in the crypto asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

10. Financial Highlights

For the period February 14, 2025^ through December 31, 2025*
Net asset value per share, beginning of period	$25.00
Net investment loss (1)	(0.06)
Net realized and unrealized loss(2)	(2.23)
Net decrease in net assets from operations	(2.29)
Net asset value per share, end of period	$22.71
Total return at net asset value (3)	(9.15)%

Ratios to average net assets: (4)(5)
Total expenses	0.50%
Net expenses	0.25%
Net investment loss	(0.25)%

*	No comparative statement shown/provided as the fiscal year ended December 31, 2025 is the Trust’s first fiscal year of operations.
^	Commencement of operations. No operations occurred prior to this date.
(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(3)	Percentages are not annualized for the period ended December 31, 2025.
(4)	Percentages are annualized.
(5)	Includes activity for the period February 14, 2025 (commencement of operations) through December 31, 2025.

11. Subsequent Events

In preparing these financial statements, Management has evaluated the financial statements for the year ended December 31, 2025 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than as noted below.

Prior to January 20, 2026, the Trust’s Index Constituents were those included in the NCIUSS. Effective as of the Transition Date, the index changed to the NCIS. The NCIUSS represents the daily closing value of the NCIUS, and the NCIS represents the daily closing value of the NCI. The NCIUSS and the NCIS apply substantially identical methodologies, reflect the same constituents, and are both designed to measure the performance of a material portion of the overall crypto asset market.

On January 20, 2026, the Sponsor caused a Certificate of Amendment to the Trust’s Certificate of Trust to be filed with the Secretary of State of the State of Delaware to change the name of the Trust from “Hashdex Nasdaq Crypto Index US ETF” to “Hashdex Nasdaq CME Crypto Index ETF.” On the same date, the Sponsor and the Trustee entered into a Fifth Amended and Restated Trust Agreement, which made conforming changes to the Fourth Amended and Restated Trust Agreement to reflect the name change and the transition of the Trust’s underlying index from the Nasdaq Crypto US Settlement Price Index (NCIUSS) to the Nasdaq CME Crypto Settlement Price Index (NCIS), effective as of such date. Both indexes apply substantially identical methodologies and reflected the same constituents and weightings as of the transition date. The index transition did not result in any material change to the Trust’s investment objective, portfolio composition, or risk profile. The foregoing events were reported on Form 8-K filed with the SEC on January 20, 2026.

On February 24, 2026, the Trust and the Sponsor entered into Amendment #1 to the Authorized Participant Agreement with Virtu Americas LLC to permit the creation and redemption of Baskets through in-kind transfers of digital assets. The Amendment was reported on Form 8-K filed with the SEC on February 27, 2026.

On March 5, 2026, Hashdex Ltd., the controlling entity of the Sponsor, announced the following leadership changes at the Hashdex group level, effective immediately: Marcelo Sampaio, who served as Chief Executive Officer and President, transitioned to the role of Executive Chairman; Bruno Caratori, Co-Founder and Chief Operating Officer, was appointed Global Chief Executive Officer; and Mick McLaughlin was appointed U.S. Chief Executive Officer. These changes were made at the Hashdex Ltd. level and do not affect the Sponsor. Bruno Sousa continues to serve as the Trust’s Principal Executive Officer, and Samir Kerbage continues to serve as the Trust’s Principal Financial Officer and Principal Accounting Officer. This event was reported on Form 8-K filed with the SEC on March 11, 2026.

On March 13, 2026, the Sponsor and the Trust entered into the Second Amendment to the Sponsor Agreement, originally dated January 27, 2025 and previously amended on November 12, 2025. The Second Amendment reduces the Management Fee from 0.50% to 0.25% per annum of the Trust’s net asset value, effective as of March 16, 2026. Prior to the Second Amendment, the Sponsor had been waiving a portion of the Management Fee pursuant to the prior amendment, resulting in an effective fee of 0.25% per annum through December 31, 2026. As a result of the fee reduction, the fee waiver provision is no longer in effect. This event was reported on Form 8-K filed with the SEC on March 16, 2026.