Form 10-Q
period 2026-03-31
Hashdex Nasdaq CME Crypto Index ETF
filed 2026-05-12
CIK 2031069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________ to _________

Commission File Number: 001-42511

Hashdex Nasdaq CME Crypto Index ETF
(Exact name of registrant as specified in its charter)

Delaware	33-2103856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 West 44th Street, Suite 200

New York, NY 10036

(Address of principal executive offices)

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

As of March 31, 2026, there were 5,690,000 shares of Hashdex Nasdaq CME Crypto Index ETF issued and outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

Documents	Page

HASHDEX NASDAQ CME CRYPTO INDEX ETF

Statement of Assets and Liabilities at March 31, 2026 (Unaudited) and December 31, 2025	F-1
Schedule of Investments at March 31, 2026 (Unaudited) and December 31, 2025	F-2
Statements of Operations for the three months ended March 31, 2026 (Unaudited) and the period from February 14, 2025 through March 31, 2025 (Unaudited)	F-4
Statements of Changes in Net Assets for three months ended March 31, 2026 (Unaudited) and the period from February 14, 2025 through March 31, 2025 (Unaudited)	F-5
Notes to Financial Statements (Unaudited)	F-6

Hashdex Nasdaq CME Crypto Index ETF

Statement of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments in Crypto Assets, at fair value (cost $129,220,375 and $123,262,904, respectively)	$98,000,953	$121,199,193
Cash	102,236	114,907
Total Assets	98,103,189	121,314,100

LIABILITIES

Management fee payable, net of fees waived	21,195	26,623

Total Liabilities	21,195	26,623
NET ASSETS	$98,081,994	$121,287,477

NET ASSETS CONSIST OF:
Paid-in capital	$129,604,181	$123,269,158
Total distributable earnings (accumulated deficit)	(31,522,187)	(1,981,681)
NET ASSETS	$98,081,994	$121,287,477

Net Asset Value (unlimited shares authorized):
Total Fund (unlimited shares authorized):
Shares Issued and Outstanding, no par value, unlimited amount authorized	5,690,000	5,340,000
Net Asset Value per Share	$17.24	$22.71

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq CME Crypto Index ETF

Schedule of Investments

March 31, 2026

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Quantity

Crypto Assets
Bitcoin	$75,326,978	76.80%	1,111
Ether	12,458,709	12.70%	5,949
XRP	5,727,116	5.84%	4,269,825
Solana	3,180,807	3.24%	38,500
Cardano	639,497	0.65%	2,655,720
Chainlink	368,034	0.38%	41,988
Stellar	299,812	0.31%	1,783,533
Total Crypto Assets (cost $129,220,375)	$98,000,953	99.92%

Total Investments (cost $129,220,375)	$98,000,953	99.92%
Other Assets in Excess of Liabilities	81,041	0.08%
Total Net Assets	$98,081,994	100.00%

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq CME Crypto Index ETF

Schedule of Investments

December 31, 2025

Description: Assets	Fair Value	Percentage of Net Assets	Quantity

Crypto Assets
Bitcoin	$91,431,050	75.38%	1,046
Ethereum	16,846,808	13.89%	5,677
XRP	7,252,279	5.98%	3,971,893
Solana	4,012,751	3.31%	32,410
Cardano	832,217	0.69%	2,499,150
Chainlink	476,931	0.39%	38,964
Stellar	347,157	0.29%	1,741,009
Total Crypto Assets (cost $123,262,904)	$121,199,193	99.93%

Total Investments (cost $123,262,904)	$121,199,193	99.93%
Other Assets in Excess of Liabilities	88,284	0.07%
Total Net Assets	$121,287,477	100.00%

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq CME Crypto Index ETF

Statements of Operations

(Unaudited)

	For the three months ended March 31, 2026 (Unaudited)	For the period February 14, 2025^ through March 31, 2025 (Unaudited)
INVESTMENT INCOME (LOSS)
Income:
Interest income	$-	$-
Total Income	-	-

Expenses:
Management fees	132,575	23,257
Other	-	50

Total Expenses	132,575	23,307
Less waiver	(66,287)	(11,629)

Net Expenses	66,288	11,678
Net Investment Loss	(66,288)	(11,678)

REALIZED AND CHANGE IN UNREALIZED GAIN (LOSS)
Net realized loss	(318,507)	(195,902)
Net change in unrealized appreciation (depreciation)	(29,155,711)	(3,745,484)
Net realized and change in unrealized gain (loss)	(29,474,218)	(3,941,386)
NET DECREASEIN NET ASSETS RESULTING FROM OPERATIONS	$(29,540,506)	$(3,953,064)

The accompanying notes are an integral part of these financial statements.

^	Commencement of operations. No Operations occurred prior to this date.

Hashdex Nasdaq CME Crypto Index ETF

Statements of Changes in Net Assets

(Unaudited)

	For the three months ended March 31, 2026 (Unaudited)	For the period February 14, 2025^ through March 31, 2025 (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(66,288)	$(11,678)
Net realized loss	(318,507)	(195,902)
Net change in unrealized appreciation (depreciation)	(29,155,711)	(3,745,484)
Net decrease in net assets resulting from operations	(29,540,506)	(3,953,064)

CAPITAL SHARE TRANSACTIONS
Shares issued	6,330,157	93,993,691
Shares redeemed	-	(1,309,985)
ETF transaction fees	4,866	-
Net increase in net assets from capital share transactions	6,335,023	92,683,706
Total increase (decrease) in net assets	$(23,205,483)	$88,730,642

NET ASSETS
Beginning of Period	$121,287,477	$-
End of Period	$98,081,994	$88,730,642

The accompanying notes are an integral part of these financial statements.

^	Commencement of operations. No Operations occurred prior to this date.

Hashdex Nasdaq CME Crypto Index ETF

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Hashdex Nasdaq CME Crypto Index ETF (f/k/a Hashdex Nasdaq Crypto Index US ETF, prior to January 20, 2026) (the “Trust”) is a Delaware statutory trust organized on July 12, 2024. The Trust operates pursuant to the Fifth Amended and Restated Trust Agreement, dated January 20, 2026 (the “Trust Agreement”). The Trust issues shares of beneficial interest (“Shares”), representing fractional undivided beneficial interests in the Trust. The Shares trade on The Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “NCIQ”. The principal office address of the Trust is 19 West 44th Street, Suite 200, New York, NY 10036 and the Trust’s telephone number is 800-927-9800. The Trust commenced operations on February 14, 2025.

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

The sponsor of the Trust is Hashdex Asset Management Ltd. (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (“Trustee”). U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (“Global Fund Services” or the “Administrator”) provides administrative services to the Trust. Global Fund Services also serves as the Trust’s transfer agent (the “Transfer Agent”) and accounting agent (“Accounting Agent”). Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”). Coinbase Custody Trust Company, LLC (“Coinbase Custody”), BitGo Trust Company, Inc. (“BitGo”) and Fidelity Digital Asset Services, LLC (“Fidelity”) are the custodians for the Trust’s crypto asset holdings (the “Crypto Custodians”). U.S. Bank National Association is the custodian for the Trust’s cash and cash equivalent holdings (the “Cash Custodian” and together with the Crypto Custodians, the “Custodians”).

The Trust is an exchange-traded fund. The Trust does not purchase or sell digital assets other than in connection with the creation and redemption of blocks of 10,000 Shares called “Baskets” to certain broker-dealers that have entered into an agreement with the Sponsor (“Authorized Participants”), or to pay certain expenses.

An investment in the Trust is subject to the risks of an investment in the Index Constituents which are subject to a high degree of price variability, as well as to the risks of crypto asset markets more generally. An investment in the Trust may be riskier than other exchange-traded products that do not directly hold crypto assets, or financial instruments related to crypto, and may not be suitable for all investors. In addition, the Index Constituents may experience pronounced and swift price changes. Accordingly, there is a potential for change in the price of Shares between the time an investor places an order to purchase or sell with its broker-dealer and the time of the actual purchase or sale resulting from the price volatility of Index Constituents. The Index will be reconstituted and rebalanced quarterly, on the first Business Day in March, June, September, and December to align the weightings of the Index Constituents with the index methodology published by the Exchange. For purposes of making these calculations, a “Business Day” means any day other than a day when the Exchange is closed for regular trading.

The fiscal year end of the Trust is December 31st.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of these financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in U.S. Dollars. The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose, and follows the accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but the Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash includes non-interest bearing non-restricted cash with one institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of March 31, 2026 and December 31, 2025, the Trust’s balance did not exceed the federally insured limits.

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

The Trust intermittently receives airdrops of new crypto assets at the custodial wallet addresses holding Trust assets. The use of airdrops is generally to promote the launch and use of new crypto assets by providing a small amount of the new crypto assets to the private wallets or exchange accounts of holders of existing related crypto assets. Airdropped crypto assets can have substantially different blockchain technology that has no relation to any existing crypto asset, and many airdrops may be without value. In accordance with the Trust’s registration statement on Form S-1, the Sponsor causes the Trust to irrevocably abandon any incidental rights and IR virtual currency arising from airdrops, forks, or similar events. Accordingly, the Trust does not recognize or record any airdropped crypto assets.

During the period ended March 31, 2026 and March 31, 2025, the Trust irrevocably abandoned all airdropped crypto assets received at its custodial addresses. No value was recognized in connection with any such airdrops.

Federal Income Taxes

The Trust is not subject to federal income taxes; each shareholder reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return. In accordance with GAAP, the Trust is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Trust recording a tax liability that reduces net assets. However, the Trust’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations and interpretations thereof. The Trust recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the fiscal period ended March 31, 2026 and March 31, 2025.

Valuation of Crypto Assets

In determining the value of the Trust’s holdings, the Trust will value the Index Constituents held by the Trust at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Trust identifies and determines the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for crypto assets consistent with the application of the fair value measurement framework in FASB ASC 820-10, Fair Value Measurement. The principal market is the market with the greatest volume and level of activity that can be accessed. The Sponsor’s valuation procedures provide for the designation of the Sponsor to determine the valuation sources and policies to prepare the Trust’s financial statements in accordance with GAAP. The Sponsor obtains relevant volume and level of activity information and based on initial analyses will select an exchange market as the Trust’s principal market. The NAV and NAV per Share will be calculated using the fair value of the Index Constituents held by the Trust based on the price provided by this exchange market, as of 4:00 p.m. Eastern Time (“E.T.”) on the measurement date for GAAP purposes. The Sponsor will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the principal market.

The Trust utilizes various inputs to determine the fair value of its investments on a recurring basis. GAAP establishes a hierarchy that prioritizes inputs to valuations methods. The three levels of inputs are:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2 - Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 - Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available; representing the Trust’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The following table summarizes the valuation of investments as of March 31, 2026 and December 31, 2025 using the fair value hierarchy:

March 31, 2026

	Level 1	Level 2	Level 3	Balance as of March 31, 2026
Assets:
Cryptocurrency	$98,000,953	$-	$-	$98,000,953
Total	$98,000,953	$-	$-	$98,000,953

December 31, 2025

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Cryptocurrency	$121,199,193	$-	$-	$121,199,193
Total	$121,199,193	$-	$-	$121,199,193

There were no transfers between Level 1 and other levels for the fiscal period ended March 31, 2026 and December 31, 2025.

The cost basis of the investment of crypto assets recorded by the Trust for financial reporting purposes is the fair value of such crypto assets at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Calculation of NAV and NAV per Share

The Sponsor or its delegate shall calculate the Trust’s NAV each Business Day as of the earlier of the close of the Exchange or 4:00 p.m. E.T. As such, the NAV is calculated based on the value of the index price at 4:00 p.m. The assets of the Trust consist of the crypto assets held by the Trust and cash and cash equivalents. The Sponsor has the exclusive authority to determine the Trust’s NAV, which it has delegated to the Administrator.

The Trust’s NAV per Share is calculated by taking the current fair value of its total assets, subtracting any liabilities, and dividing that total by the number of Shares outstanding.

Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3.	Investment in Crypto Assets

The following represents the changes in fair value of crypto assets held by the Trust during the three months ended March 31, 2026 and the period from February 14, 2025* through December 31, 2025:

Fair Value
Beginning balance as of January 1, 2026	$121,199,193
Purchases	6,700,964
Sales	(424,987)
Realized Gain	-
Realized Loss	(318,507)
Change in Unrealized Appreciation	-
Change in Unrealized Depreciation	(29,155,711)
Ending balance as of March 31, 2026	$98,000,953

Fair Value
Beginning balance as of February 14, 2025*	$-
Purchases	148,384,775
Sales	(25,459,678)
Realized Gain	673,678
Realized Loss	(335,871)
Change in Unrealized Appreciation	6,208,241
Change in Unrealized Depreciation	(8,271,952)
Ending balance as of December 31, 2025	$121,199,193

*	Commencement of operations. No operations occurred prior to this date.

4.	Trust Expenses and Other Agreements

The Trust pays the Sponsor a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.25% per annum of the daily NAV of the Trust. Prior to March 16, 2026, the Management Fee was 0.50% per annum of the daily NAV of the Trust. The Management Fee is paid in consideration of the Sponsor’s services related to the management of the Trust’s business and affairs. The Management Fee is paid directly by the Trust to the Sponsor. The Management Fee accrues daily and is payable monthly in cash.

Prior to March 16, 2026, the Sponsor had agreed to temporarily reduce its Management Fee to 0.25% per annum through December 31, 2026.

In addition to the Trust’s Management Fee, the Trust pays all of its respective brokerage commissions, including applicable exchange fees and give-up fees, and other transaction related fees and expenses charged in connection with trading activities. The Trust also pays all fees and commissions related to any crypto transaction fees for on-chain transfers of assets. The Sponsor pays all other routine operational, administrative and other ordinary expenses of the Trust, including but not limited to, fees and expenses of the administrator, custodians, marketing agent, transfer agent, trustees, licensors, accounting and audit fees and expenses, tax preparation expenses, legal fees, ongoing U.S. Securities and Exchange Commission registration fees, individual Schedule K-1 preparation and mailing fees, and report preparation and mailing expenses. The Trust pays all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In the event the Trust’s cash balance is insufficient to pay all fees and expenses, including the Management Fee, the Trust may need to sell crypto assets from time to time to pay for fees and expenses.

Initial costs and expenses related to the initial offer and sale of Shares were borne by the Sponsor.

Non-recurring, unusual or extraordinary expenses of the Trust will be allocated as determined by the Sponsor using a pro rata allocation methodology that allocates such Trust expenses to the Trust. Unusual or extraordinary expenses paid by Sponsor are not subject to any caps or limits. The Trust may be required to indemnify the Sponsor, and the Trust and/or the Sponsor may be required to indemnify the Trustee, Marketing Agent, Administrator, Custodians, and Transfer Agent under certain unusual or extraordinary circumstances. Any indemnification paid by the Trust and/or Sponsor generally would cover losses incurred by an indemnified party for (1) expenses incurred by a party when rendering services to the Trust or the Sponsor, (2) expenses arising from a breach of obligations or non-compliance with laws, or (3) expenses arising out of the formation, operation or termination of the Trust. Unless such expenses are specifically attributable to the Trust or arise out of the Trust’s operations, any such expenses will be allocated by the Sponsor using a pro rata methodology that allocates certain Trust expenses to the Trust.

Administrator, Custodians and Transfer Agent

Global Fund Services serves as the Administrator, Transfer Agent and Accounting Agent of the Trust pursuant to a Fund Servicing Agreement. U.S. Bank N.A., an affiliate of Global Fund Services, serves as the Trust’s Cash Custodian pursuant to a Custody Agreement. Coinbase Custody, BitGo and Fidelity are the Trust’s Crypto Custodians and keep custody of all of the Trust’s crypto assets, on behalf of the Trust.

Marketing Agent

The Trust employs Paralel Distributors LLC as the Marketing Agent for the Trust. The Marketing Agent is not entitled to compensation or reimbursement of expenses from the Trust, with any such remuneration to be paid by the Sponsor out of the Management Fee. The term of the agreement is three years, with provisions for automatic renewal and termination options available to both parties.

5.	Capital Share Transactions

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 10,000 Shares. Only Authorized Participants can place orders to receive Baskets in exchange for cash or in-kind for crypto assets.

The Sponsor and the Trust engage in crypto asset transactions for converting cash into Index Constituents to track the Index (in association with purchase orders) and crypto assets into cash (in association with redemption orders). The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of the Index Constituents represented by the Baskets being created (or redeemed). The amount of Index Constituents is equal to the combined NAV of the number of Shares included in the Baskets being created (or redeemed) determined as of 4:00 p.m. E.T. on the day the order to create or redeem Baskets is properly received.

Capital share transactions in the Trust were as follows:

	For the three months ended March 31, 2026 (Unaudited)	For the period ended February 14, 2025^ through March 31, 2025 (Unaudited)
Shares issued	350,000	4,300,000
Shares redeemed	-	(50,000)
Net increase	350,000	4,250,000

^	Commencement of operations. No operations occurred prior to this date

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor.

The Sponsor provided the initial seed creation of 10,000 Shares, which occurred on January 21, 2025, at a per-Share price of $25.00. These initial seed Shares were subsequently redeemed on February 13, 2025, at $25.00 per Share, for a total redemption amount of $250,000. The Trust commenced operations on February 14, 2025, which is the date used as the inception date for purposes of these financial statements.

As of March 31, 2026, and December 31, 2025 the Trust has a liability to the Sponsor of $21,195 and $26,623, respectively, for the March Management Fee. The Hashdex Nasdaq Crypto Index Fund (“NCI”), a fund managed by the Sponsor, holds 4,000,000 Shares.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Indemnification

The Sponsor will not be liable to the Trust, the Trustee or any shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Index Constituents or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct. The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Trust Agreement without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Trust Agreement. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Trust Agreement. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Trust Agreement. The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Trust Agreement or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

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

The majority of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of bitcoin include negative perception of crypto assets; a lack of stability and standardized regulation in the crypto asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

In addition to bitcoin, the Fund holds investments in other crypto assets, including Ethereum, XRP, Solana, Cardano, Chainlink, and Stellar, which collectively represented approximately 23% and 25% of the Fund's net assets as of March 31, 2026 and December 31, 2025, respectively. These crypto assets are subject to risks similar to those of bitcoin, including price volatility, regulatory uncertainty, and limited adoption. A decline in the value of any of these assets, or adverse developments affecting the broader crypto asset market, could also have a material adverse effect on the Fund's net asset value.

10.	Financial Highlights

	For the three months ended March 31, 2026 (Unaudited)	For the period from February 14, 2025* through March 31, 2025
Net asset value per share, beginning of period	$22.71	$25.00
Net investment loss (1)	$(0.01)	$(0.01)
Net realized and unrealized gain (loss)(2)	$(5.46)	$(4.11)
Net decrease in net assets from operations	$(5.47)	$(4.12)
Net asset value per share, end of period	$17.24	$20.88
Total return at net asset value(3)	(24.11)%	(16.48)%

Ratios to average net assets: (4)(5)
Total expenses	0.50%	0.50%
Net expenses	0.25%	0.25%
Net investment loss	(0.25)%	(0.25)%

*	Commencement of operations. No operations occurred prior to this date.

(1)	Net investment loss per Share represents net investment loss divided by the daily average Shares of beneficial interest outstanding during the period.
(2)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market values for the Trust.
(3)	Percentages are not annualized.
(4)	Percentages are annualized.
(5)	Includes activity for the period from January 1, 2026 through March 31, 2026 and February 14, 2025 (commencement of operations) through March 31, 2025.

11.	Subsequent Events

In preparing these financial statements, management of the Trust has evaluated the financial statements for the period ended March 31, 2026 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, our operations, Hashdex Asset Management Ltd.’s (the “Sponsor”) plans and references to our future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses our Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to our Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments our Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, our operations or the value of our shares.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

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

The sponsor of the Trust is Hashdex Asset Management Ltd. (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (“Global Fund Services” or the “Administrator”) provides administrative services to the Trust. Global Fund Services also serves as the Trust’s transfer agent (the “Transfer Agent”) and accounting agent (“Accounting Agent”). Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”). Coinbase Custody Trust Company, LLC (“Coinbase Custody”), BitGo Trust Company, Inc. (“BitGo”) and Fidelity Digital Asset Services, LLC (“Fidelity”) are the custodians for the Trust’s crypto asset holdings (the “Crypto Custodians”). U.S. Bank National Association is the custodian for the Trust’s cash and cash equivalent holdings (the “Cash Custodian” and together with the Crypto Custodians, the “Custodians”).

The Trust is an exchange-traded fund. The Trust does not purchase or sell digital assets other than in connection with the creation and redemption of blocks of 10,000 Shares called “Baskets” to certain broker-dealers that have entered into an agreement with the Sponsor (“Authorized Participants”), or to pay certain expenses.

Recent Developments

Index Change

As discussed above, effective January 20, 2026, the Fund’s reference index changed from the NCIUSS to the NCIS.

Name Change

On January 20, 2026, the Sponsor caused a Certificate of Amendment to the Trust’s Certificate of Trust to be filed with the Secretary of State of the State of Delaware in order to change the name of the Trust from “Hashdex Nasdaq Crypto Index US ETF” to “Hashdex Nasdaq CME Crypto Index ETF”. In addition, on January 20, 2026, the Sponsor and the Trustee entered into the Fifth Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust Agreement made conforming changes to the Fourth Amended and Restated Trust Agreement primarily to reflect the change of the Trust’s name and its reference index.

Management Fee Reduction

On March 13, 2026, the Sponsor and the Trust entered into the Second Amendment to the Sponsor Agreement to reduce the Sponsor’s Management Fee (the “Sponsor Fee”) from 0.50% to 0.25% per annum of the Trust’s net asset value, effective as of March 16, 2026.

Management Changes

On March 5, 2026, Hashdex Ltd. (“Hashdex”), the controlling entity of the Sponsor, announced the following leadership changes at the Hashdex group level:

Marcelo Sampaio, who served as Chief Executive Officer and President of Hashdex, transitioned to the role of Executive Chairman. In his new role, Mr. Sampaio leads Hashdex’s Board of Directors, guides long-term strategy and capital allocation, and oversees major corporate initiatives on a full-time basis.

Bruno Caratori, Co-Founder of Hashdex and Chief Operating Officer, was appointed Global Chief Executive Officer. As Global CEO, Mr. Caratori leads Hashdex’s worldwide strategy, operations, and growth initiatives.

Mick McLaughlin was appointed U.S. Chief Executive Officer. Mr. McLaughlin continues to serve as Global Head of Distribution.

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

As of March 31, 2026, the crypto asset constituents of the Index Constituents and their weightings were as follows:

Constituents	Weight
Bitcoin	76.86%
Ether	12.71%
XRP	5.84%
Solana	3.25%
Cardano	0.65%
Stellar	0.31%
Chainlink	0.38%

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

Crypto assets are eligible for inclusion in the Index if they satisfy the criteria set forth under the Index methodology. The Index adjusts its constituents and weightings on a quarterly basis to reflect changes in the crypto asset markets. Notwithstanding inclusion in the eligible list, the NIMC reserves the right to further exclude any additional assets based on one or more factors, including but not limited to, its review of general reputation, fraud, manipulation, or security concerns connected to the asset. The Index will not include assets deemed to be securities by U.S. regulators. Assets that, in the sole discretion of the NIMC, do not offer utility, do not facilitate novel use cases, or that do not exhibit technical, structural or crypto-economic innovation (e.g., assets inspired by memes or internet jokes) may also be excluded. The Index methodology has been written and designed to be forward-looking to account for any potential future regulatory changes, including potential changes where crypto asset trading platforms would be regulated by U.S. regulators such as the U.S. Securities and Exchange Commission.

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

In the instance of a Fair Value Event, the Trust’s holdings may be fair valued on a temporary basis in accordance with the fair value policies approved by the Administrator. In the instance of a Fair Value Event and pursuant to the Administrator’s fair valuation policies and procedures, volume weighted average prices (VWAP) or volume weighted median prices (VWMP) from another index administrator (“Secondary Index”) will be utilized.

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

A Fair Value Event value determination will be based upon all available factors that the Sponsor or the Administrator deems relevant at the time of the determination and may be based on analytical values determined by the Sponsor or Administrator using third party valuation models. Fair value policies approved by the Administrator will seek to determine the fair value price that the Trust might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction on the date on which the asset or liability is being valued consistent with “Relevant Transactions”. A “Relevant Transaction” is any crypto asset versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. E.T. on a Core Crypto Platform in the bitcoin/U.S. dollar pair that is reported and disseminated by a Core Crypto Platform through its publicly available application programming interface and observed by the Index Provider. A “Core Crypto Platform” is a crypto asset platform that, in the opinion of the Index, exhibits at a minimum the following characteristics: (1) has strong forking controls; (2) has effective anti-money laundering controls; (3) has a reliable and transparent application programming interface (API) that provides real-time and historical trading data; (4) charges fees for trading and structure trading incentives that do not interfere with the forces of supply and demand; (5) is licensed by a public independent governing body; (6) includes surveillance for manipulative trading practices and erroneous transactions; (7) evidences a robust information technology infrastructure; (8) demonstrates active capacity management; (9) evidences cooperation with regulators and law enforcement; (10) has a minimum market representation for trading volume; and (11) maintains a comprehensive Information Sharing Agreement with the Chicago Mercantile Exchange.

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

Results of Operations

The discussion below addresses material changes in the results of operations for the three months ended March 31, 2026 compared to the period from February 14, 2025 to March 31, 2025. The Trust commenced operations on February 14, 2025 and no operations occurred prior to this date.

On March 31, 2026, the Trust held 8,796,626Index Constituents with an asset fair value of $98,000,953 and cash of $102,236.

	March 31,	March 31,	December 31,
	2026	2025	2025
Total Net Assets	$98,081,994	$88,730,642	$121,287,477
Shares Outstanding	$5,690,000	$4,250,000	5,340,000
Net Asset Value per share	$17.24	$20.88	$22.71
Closing Price	$17.23	$20.89	$22.73

The Trust’s net assets decreased from $121,287,477 as of December 31, 2025 to $98,081,994 as of March 31, 2026. For the comparable period, net assets were $88,730,642 for the period from February 14, 2025 (commencement of operations) to March 31, 2025. This change was driven primarily by net capital share transactions totaling $6,335,023, reflecting capital inflows during the Trust’s inaugural year. These inflows were partially offset by a net decrease in net assets resulting from operations of $(29,540,506), which was attributable to the combined effects of the Trust’s operating expenses and the market performance of the underlying Index Constituents held in the portfolio.

For the three months ended March 31, 2026, compared to the period from February 14, 2025 (commencement of operations) to March 31, 2025:

	Period Ended	Period from February 14, 2025^ through
	March 31, 2026	March 31, 2025
Average daily total net assets	$107,533,113	$30,505,476
Net realized and unrealized gain (loss) on Index Constituents	$(29,474,218)	$(3,941,386)
Interest income earned on cash equivalents	$-	$-
Net income (loss)	$(29,540,505)	$(3,953,064)
Weighted average Shares outstanding	5,471,889	1,871,556
Management Fees	$132,575	$23,257
Total fees and other expenses (excluding Management Fees)	$-	$50
Brokerage commissions	$-	$-
Total gross expense ratio	0.50%	0.50%
Total expense ratio	0.25%	0.25%
Net investment income	(0.25)%	(0.25)%
Creation of Shares	350,000	4,300,000
Redemption of Shares	-	(50,000)

^	Commencement of operations. No Operations occurred prior to this date.

The graphs below show the actual Shares outstanding, total net assets and NAV per Share for the Trust from commencement of operations to March 31, 2026 and serves to illustrate the relative changes of these components.

Index Performance

The following graphs illustrate changes in the Trust’s NAV, as reflected by the graph “Comparison of NAV to Index” for the period ended March 31, 2026 and the period from February 14, 2025 (commencement of operations) to March 31, 2025.

Comparison of NAV to Index

for the Period Ended March 31, 2026

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

The graph above compares the return of the Trust with the Index returns for the period ended March 31, 2026. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the Trust’s NAV per Share are due to such factors as the Trust’s operating expenses and transaction costs associated with portfolio rebalancing and cash creation and redemption activities.

Comparison of NAV to index

for the period from february 14, 2025 (commencement of operations)

to March 31, 2025

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

The graph above compares the return of the Trust with the Index returns for the period from February 14, 2025 (commencement of operations) to March 31, 2025. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the Trust’s NAV per Share are due to such factors as the Trust’s operating expenses and transaction costs associated with portfolio rebalancing and cash creation and redemption activities.

Frequency Distribution of Premiums and Discounts

The frequency distribution chart below presents information about the difference between the daily market price for Shares of the Trust and the Trust’s reported NAV per Share. The amount that the Trust’s market price is above the reported NAV is called the premium. The amount that the Trust’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that the Trust’s NAV is calculated (usually 4:00 p.m. E.T.). The chart shows the number of trading days in which the Trust traded within the premium/discount range indicated.

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

	Q2 2025	Q3 2025	Q4 2025	Q1 2026
Days at premium	21	19	21	37
Days at NAV	7	4	7	6
Days at discount	34	41	36	12

The performance data above for the Trust represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Trust’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this Quarterly Report on Form 10-Q (the “Report”) was the Sponsor’s Management Fee. The Trust’s only source of liquidity is its transfers and sales of Index Constituents.

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

Critical Accounting Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the amount of revenue and expenses reported during the period. Actual results could differ from these estimates. In addition, please refer to Note 2 to the Financial Statements included in this Report for further discussion of the Trust’s accounting policies.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, the Trust conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of March 31, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or the Sponsor.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 0 Baskets (comprising 0 Shares) during the three months ended March 31, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share Redeemed
January 1, 2026 – January 31, 2026	0	$0
February 1, 2026 – February 28, 2026	0	$0
March 1, 2026 – March 31, 2026	0	$0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended) for the three-month period ended March 31, 2026.

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

HASHDEX NASDAQ CME CRYPTO INDEX ETF (Registrant)

By:	Hashdex Asset Management, Ltd.
its Sponsor

Signature	Title (Capacity)	Date

/s/ Bruno Sousa	Director of the Sponsor	May 12, 2026
Bruno Sousa	(Principal Executive Officer)

/s/ Samir Kerbage	Director of the Sponsor	May 12, 2026
Samir Kerbage	(Principal Financial Officer)