Form 10-Q
period 2026-06-30
Hashdex Nasdaq CME Crypto Index ETF
filed 2026-08-12
CIK 2031069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026

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

As of June 30, 2026, there were 13,040,000 shares of Hashdex Nasdaq CME Crypto Index ETF issued and outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

Documents	Page

HASHDEX NASDAQ CME CRYPTO INDEX ETF

Statements of Assets and Liabilities at June 30, 2026 (Unaudited) and December 31, 2025	F-1
Schedule of Investments at June 30, 2026 (Unaudited) and December 31, 2025	F-2
Statements of Operations for the three months ended June 30, 2026 and 2025 (Unaudited), the six months ended June 30, 2026 (Unaudited) and the period from February 14, 2025 through June 30, 2025 (Unaudited)	F-4
Statements of Changes in Net Assets for the three months ended June 30, 2026 and 2025 (Unaudited), the six months ended June 30, 2026 (Unaudited) and the period from February 14, 2025 through June 30, 2025 (Unaudited)	F-5
Notes to Financial Statements (Unaudited)	F-6

Hashdex Nasdaq CME Crypto Index ETF

Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments in Crypto Assets, at fair value (cost $244,687,330 and $123,262,904, respectively)	$189,911,546	$121,199,193
Cash	189,347	114,907
Total Assets	190,100,893	121,314,100
LIABILITIES
Management fee payable, net of fees waived	31,542	26,623
Total Liabilities	31,542	26,623
NET ASSETS	$190,069,351	$121,287,477
NET ASSETS CONSIST OF:
Paid-in capital	$245,497,670	$123,269,158
Total distributable earnings (accumulated deficit)	(55,428,319)	(1,981,681)
NET ASSETS	$190,069,351	$121,287,477
Net Asset Value (unlimited shares authorized):
Total Fund (unlimited shares authorized):
Shares Issued and Outstanding, no par value, unlimited amount authorized	13,040,000	5,340,000
Net Asset Value per Share	$14.58	$22.71

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq CME Crypto Index ETF

Schedule of Investments

June 30, 2026

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Quantity
Crypto Assets
Bitcoin	$149,328,624	78.57%	2,543
Ether	20,831,886	10.96%	13,201
XRP	10,407,497	5.48%	9,977,468
Solana	6,502,468	3.42%	88,337
Cardano	885,618	0.47%	6,124,604
Stellar	782,824	0.41%	4,212,133
Chainlink	696,899	0.37%	96,805
Bitcoin Cash	475,730	0.25%	2,378
Total Crypto Assets (cost $244,687,330)	$189,911,546	99.92%
Total Investments (cost $244,687,330)	$189,911,546	99.92%
Other Assets in Excess of Liabilities	157,805	0.08%
Total Net Assets	$190,069,351	100.00%

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

Hashdex Nasdaq CME Crypto Index ETF

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Period February 14, 2025* through June 30, 2025 (Unaudited)
INVESTMENT INCOME (LOSS)
Income:
Interest income	—	—	—	—
Total Income	—	—	—	—
Expenses:
Management fees	77,205	134,806	209,780	158,063
Other	—	—	—	50
Total Expenses	77,205	134,806	209,780	158,113
Less waiver		(67,403)	(66,287)	(79,032)
Net Expenses	77,205	67,403	143,493	79,081
Net Investment Loss	(77,205)	(67,403)	(143,493)	(79,081)
REALIZED AND CHANGE IN UNREALIZED GAIN (LOSS)
Net realized loss	(272,565)	(2,687)	(591,072)	(198,589)
Net change in unrealized appreciation (depreciation)	(23,556,362)	27,948,504	(52,712,073)	24,203,020
Net realized and change in unrealized gain (loss)	(23,828,927)	27,945,817	(53,303,145)	24,004,431
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(23,906,132)	$27,878,414	$(53,446,638)	$23,925,350

* Commencement of operations. No operations occurred prior to this date.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq CME Crypto Index ETF

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Period February 14, 2025* through June 30, 2025 (Unaudited)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(77,205)	$(67,403)	$(143,493)	$(79,081)
Net realized loss	(272,565)	(2,687)	(591,072)	(198,589)
Net change in unrealized appreciation (depreciation)	(23,556,362)	27,948,504	(52,712,073)	24,203,020
Net increase (decrease) in net assets resulting from operations	(23,906,132)	27,878,414	(53,446,638)	23,925,350
CAPITAL SHARE TRANSACTIONS
Shares issued	115,892,016	8,999,473	122,222,173	102,993,164
Shares redeemed	—	—	—	(1,309,985)
ETF transaction fees	1,473	—	6,339	—
Net increase in net assets from capital share transactions	115,893,489	8,999,473	122,228,512	101,683,179
Total increase (decrease) in net assets	$91,987,357	$36,877,887	$68,781,874	$125,608,529
NET ASSETS
Beginning of Period	$98,081,994	88,730,642	$121,287,477	$—
End of Period	$190,069,351	$125,608,529	$190,069,351	$125,608,529

*	Commencement of operations. No operations occurred prior to this date.

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

Cash

Cash includes non-interest bearing non-restricted cash with one institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2026 and December 31, 2025, the Trust’s balance did not exceed the federally insured limits.

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

During the period ended June 30, 2026 and June 30, 2025, the Trust irrevocably abandoned all airdropped crypto assets received at its custodial addresses. No value was recognized in connection with any such airdrops.

Federal Income Taxes

The Trust is not subject to federal income taxes; each shareholder reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return. In accordance with GAAP, the Trust is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Trust recording a tax liability that reduces net assets. However, the Trust’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations and interpretations thereof. The Trust recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the fiscal period ended June 30, 2026 and June 30, 2025.

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

The Trust utilizes various inputs to determine the fair value of its investments on a recurring basis. GAAP establishes a hierarchy that prioritizes inputs to valuations methods. The three levels of inputs are:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2 –	Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 –	Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available; representing the Trust’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The following table summarizes the valuation of investments as of June 30, 2026 and December 31, 2025 using the fair value hierarchy:

June 30, 2026 (Unaudited)
	Level 1	Level 2	Level 3	Balance
Assets:
Cryptocurrency	$189,911,546	$—	$—	$189,911,546
Total	$189,911,546	$—	$—	$189,911,546

December 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets:
Cryptocurrency	$121,199,193	$—	$—	$121,199,193
Total	$121,199,193	$—	$—	$121,199,193

There were no transfers between Level 1 and other levels for the fiscal period ended June 30, 2026 and December 31, 2025.

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

The following represents the changes in fair value of crypto assets held by the Trust during the six months ended June 30, 2026 and the period from February 14, 2025* through December 31, 2025:

Fair Value
Beginning balance as of January 1, 2026	$121,199,193
Purchases	122,898,580
Sales	(883,082)
Realized Gain	—
Realized Loss	(591,072)
Change in Unrealized Appreciation	—
Change in Unrealized Depreciation	(52,712,073)
Ending balance as of June 30, 2026	$189,911,546

Fair Value
Beginning balance as of February 14, 2025*	$—
Purchases	148,384,775
Sales	(25,459,678)
Realized Gain	673,678
Realized Loss	(335,871)
Change in Unrealized Appreciation	6,208,241
Change in Unrealized Depreciation	(8,271,952)
Ending balance as of December 31, 2025	$121,199,193

* Commencement of operations. No operations occurred prior to this date.

4.	Trust Expenses

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

Capital share transactions in the Trust were as follows:

	Three months ended June 30, 2026 (Unaudited)	Three months ended June 30, 2025 (Unaudited)	Six months ended June 30, 2026 (Unaudited)	Period February 14, 2025* through June 30, 2025 (Unaudited)
Shares issued	7,350,000	340,000	7,700,000	4,640,000
Shares redeemed			—	(50,000)
Net increase	7,350,000	340,000	7,700,000	4,590,000

*	Commencement of operations. No operations occurred prior to this date.

6.	Related Parties

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

As of June 30, 2026, and December 31, 2025 the Trust has a liability to the Sponsor of $31,542 and $26,623, respectively, for the June Management Fee. The Hashdex Nasdaq Crypto Index Fund (“NCI”), a fund managed by the Sponsor, holds 4,000,000 Shares.

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

In addition to bitcoin, the Trust holds investments in other crypto assets, including Ethereum, XRP, Solana, Cardano, Chainlink, Stellar, and Bitcoin Cash which collectively represented approximately 21% and 25% of the Trust’s net assets as of June 30, 2026 and December 31, 2025, respectively. These crypto assets are subject to risks similar to those of bitcoin, including price volatility, regulatory uncertainty, and limited adoption. A decline in the value of any of these assets, or adverse developments affecting the broader crypto asset market, could also have a material adverse effect on the Trust’s net asset value.

10.	Financial Highlights

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Period February 14, 2025^ through June 30, 2025 (Unaudited)
Net asset value per share, beginning of period	$17.24	$20.88	$22.71	$25.00
Net investment loss (1)	(0.01)	(0.02)	(0.02)	(0.02)
Net realized and unrealized gain (loss) (2)	(2.65)	6.51	(8.11)	2.39
Net (decrease) increase in net assets from operations	(2.66)	6.49	(8.13)	2.37
Net asset value per share, end of period	$14.58	$27.37	$14.58	$27.37
Total return at net asset value (3)	(15.43)%	31.08%	(35.80)%	9.48%
Ratios to average net assets: (4)
Total expenses	0.25%	0.50%	0.35%	0.50	% (5)
Net expenses	0.25%	0.25%	0.25%	0.25	% (5)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25	)% (5)

^	Commencement of operations. No operations occurred prior to this date.
(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(2)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market values for the Trust.
(3)	Percentages are not annualized.
(4)	Percentages are annualized.
(5)	Includes activity for the period from February 14, 2025 (commencement of operations) through June 30, 2025.

11.	Subsequent Events

In preparing these financial statements, management of the Trust has evaluated the financial statements for the period ended June 30, 2026, and for subsequent events through the date of this filing. Other than as described below, management noted no material events requiring either recognition or disclosure in the financial statements.

Staking of the Trust’s Crypto Assets. On July 23, 2026, the Trust entered into a Third Amendment to the Sponsor Agreement with the Sponsor to permit staking of the Trust’s crypto assets. On the same date, the Sponsor and CSC Delaware Trust Company, as Trustee, entered into a Sixth Amended and Restated Trust Agreement (the “Amended Trust Agreement”) reflecting the changes necessary to allow the Trust to commence staking activities. Among other things, the Amended Trust Agreement authorizes the Trust to participate, directly or indirectly, in the proof-of-stake validation protocols of the applicable Index Constituent networks, and creates a separate class of unlisted shares designated as the Sponsor Share, held exclusively by the Sponsor, which entitles the Sponsor to an allocation of Net Staking Income generated by the Trust’s staking activities.

Under the Amended Trust Agreement, after the staking services provider retains its portion of any staking income, the remaining Net Staking Income is allocated as follows: (i) 100% of Net Staking Income up to an amount equal to 25 basis points of the Trust’s net asset value attributable to the Common Shares (on an annualized basis) is allocated to the Sponsor, as holder of the Sponsor Share; and (ii) any Net Staking Income in excess of that threshold is allocated 40% to the Sponsor, as holder of the Sponsor Share, and 60% to the Trust for the benefit of holders of the Common Shares.

The Trust expects to commence staking activities promptly following the effectiveness of these agreements, subject to operational readiness. Staking activities are expected to be conducted through Coinbase Cloud Pte. Ltd., as the Trust’s initial staking services provider. A description of the Trust’s staking program, including the Sponsor Share, the allocation of staking income, the Trust’s liquidity risk policies and procedures, and the associated risk factors, is set forth in Prospectus Supplement No. 1, dated July 23, 2026, filed pursuant to Rule 424(b)(3). These agreements were entered into subsequent to June 30, 2026 and had no effect on the financial statements as of and for the period ended June 30, 2026.

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

As of June 30, 2026, the crypto asset constituents of the Index Constituents and their weightings were as follows:

Constituents	Weight
Bitcoin	78.22%
Ether	11.75%
XRP	5.34%
Solana	3.18%
Cardano	0.49%
Chainlink	0.39%
Stellar	0.38%
Bitcoin Cash	0.25%

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

Results of Operations

The discussion below addresses material changes in the results of operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and the six months ended June 30, 2026 compared to the period from February 14, 2025 to June 30, 2025. The Trust commenced operations on February 14, 2025 and no operations occurred prior to this date.

On June 30, 2026, the Trust held 8 Index Constituents with an asset fair value of $189,911,546 and cash of $189,347.

	Period Ended June 30,	Period Ended June 30,	Year Ended December 31,
	2026	2025	2025
Total Net Assets	$190,069,351	$125,608,529	$121,287,477
Shares Outstanding	$13,040,000	$4,590,000	5,340,000
Net Asset Value per share	$14.58	$27.37	$22.71
Closing Price	$14.61	$27.43	$22.73

The Trust’s net assets increased from $125,608,529 as of June 30, 2025 to $190,069,351 as of June 30, 2026. This change was driven primarily by net capital inflows from the creation of Shares, partially offset by the net decrease in net assets resulting from operations during the period.

For the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$123,868,539	$108,653,781
Net realized and unrealized gain (loss) on Index Constituents	$(23,828,927)	$27,945,817
Interest income earned on cash equivalents	$—	$—
Net income (loss)	$(23,906,132)	$27,878,414
Weighted average Shares outstanding	7,088,022	4,347,363
Management Fees	$77,205	$134,806
Total fees and other expenses (excluding Management Fees)	$—	$—
Brokerage commissions	$—	$—
Total gross expense ratio	0.25%	0.50%
Total expense ratio	0.25%	0.25%
Net investment income	(0.25)%	(0.25)%
Creation of Shares	7,350,000	340,000
Redemption of Shares	—	—

For the six months ended June 30, 2026, compared to the period from February 14, 2025 (commencement of operations) to June 30, 2025:

	Six Months Ended	Period from February 14, 2025 to
	June 30, 2026	June 30, 2025^
Average daily total net assets	$115,745,675	$85,399,513
Net realized and unrealized gain (loss) on Index Constituents	$(53,303,145)	$24,004,431
Interest income earned on cash equivalents	$—	$—
Net income (loss)	$(53,446,638)	$23,925,350
Weighted average Shares outstanding	6,284,420	3,502,044
Management Fees	$209,780	$158,063
Total fees and other expenses (excluding Management Fees)	$—	$50
Brokerage commissions	$—	$—
Total gross expense ratio	0.35%	0.50%
Total expense ratio	0.25%	0.25%
Net investment income	(0.25)%	(0.25)%
Creation of Shares	7,700,000	4,640,000
Redemption of Shares	—	(50,000)

^ The Trust commenced operations on February 14, 2025 and no operations occurred prior to this date.

The graphs below show the actual Shares outstanding, total net assets and NAV per Share for the Trust from commencement of operations to June 30, 2026 and serve to illustrate the relative changes of these components.

Index Performance

The following graphs illustrate changes in the Trust’s NAV, as reflected by the graphs “Comparison of NAV to Index” for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and the period from February 14, 2025 to June 30, 2025.

Comparison of NAV to Index

for the Three Months Ended June 30, 2026

Comparison of NAV to Index

for the Six Months Ended June 30, 2026

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

The graphs above compare the return of the Trust with the Index returns for the three months ended June 30, 2026 and the six months ended June 30, 2026. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the Trust’s NAV per Share are due to such factors as the Trust’s operating expenses and transaction costs associated with portfolio rebalancing and cash creation and redemption activities.

Comparison of NAV to Index

for the Three Months Ended June 30, 2025

Comparison of NAV to Index

for the Period from February 14, 2025 to June 30, 2025^

^ The Trust commenced operations on February 14, 2025 and no operations occurred prior to this date.

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

The graphs above compare the return of the Trust with the Index returns for the three months ended June 30, 2025 and the period from February 14, 2025 to June 30, 2025. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the Trust’s NAV per Share are due to such factors as the Trust’s operating expenses and transaction costs associated with portfolio rebalancing and cash creation and redemption activities.

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

	Q3 2025	Q4 2025	Q1 2026	Q2 2026
Days at premium	19	21	37	29
Days at NAV	4	7	6	10
Days at discount	41	36	12	23

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, the Trust conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or the Sponsor.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 0 Baskets (comprising 0 Shares) during the three months ended June 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share Redeemed
April 1, 2026 – April 30, 2026	0	$0
May 1, 2026 – May 31, 2026	0	$0
June 1, 2026 – June 30, 2026	0	$0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended) for the three-month period ended June 30, 2026.

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

HASHDEX NASDAQ CME CRYPTO INDEX ETF (Registrant)

By:	Hashdex Asset Management, Ltd.
its Sponsor

Signature	Title (Capacity)	Date

/s/ Bruno Sousa	Director of the Sponsor	August 12, 2026
Bruno Sousa	(Principal Executive Officer)

/s/ Samir Kerbage	Director of the Sponsor	August 12, 2026
Samir Kerbage	(Principal Financial Officer)