Form 10-Q
period 2026-09-30
Hashdex Nasdaq CME Crypto Index ETF
filed 2026-11-13
CIK 2031069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2026

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

As of September 30, 2026, there were 23,420,000 Common Shares of Hashdex Nasdaq CME Crypto Index ETF issued and outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

Documents	Page

HASHDEX NASDAQ CME CRYPTO INDEX ETF

Statements of Assets and Liabilities at September 30, 2026 (Unaudited) and December 31, 2025	F-1
Schedules of Investments at September 30, 2026 (Unaudited) and December 31, 2025	F-2
Statements of Operations for the three months ended September 30, 2026 and 2025 (Unaudited), the nine months ended September 30, 2026 (Unaudited) and the period from February 14, 2025 through September 30, 2025 (Unaudited)	F-4
Statements of Changes in Net Assets for the three months ended September 30, 2026 and 2025 (Unaudited), the nine months ended September 30, 2026 (Unaudited) and the period from February 14, 2025 through September 30, 2025 (Unaudited)	F-5
Notes to Financial Statements (Unaudited)	F-7

Hashdex Nasdaq CME Crypto Index ETF

Statements of Assets and Liabilities

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments in Crypto Assets, at fair value (cost $422,757,616 and $123,262,904, respectively)	$498,220,901	$121,199,193
Cash	236,438	114,907
Total Assets	498,457,339	121,314,100
LIABILITIES
Management fee payable, net of fees waived	97,760	26,623
Sponsor Share Allocation	100,574	0
Total Liabilities	198,334	26,623
NET ASSETS CONSIST OF:
Paid-in capital	$428,424,445	$123,269,158
Total distributable earnings (accumulated deficit)	69,834,560	(1,981,681)
Net Assets	$498,259,005	$121,287,477
Common Shares issued and outstanding, no par value, unlimited authorized	23,420,000	5,340,000
Sponsor Share issued and outstanding, no par value	1	0
Net Asset Value per Common Share	$21.27	$22.71

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq CME Crypto Index ETF

Schedule of Investments

September 30, 2026

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Quantity
Crypto Assets
Bitcoin	$367,654,211	73.79%	4,400
Ethereum (1)	59,667,537	11.98%	22,359
XRP	26,050,550	5.22%	17,498,858
Solana (2)	20,055,090	4.03%	171,119
Hyperliquid	16,649,190	3.34%	187,702
Cardano (3)	2,599,698	0.52%	10,715,987
Chainlink	2,474,356	0.50%	173,883
Stellar	1,820,090	0.36%	8,037,135
Bitcoin Cash	1,250,179	0.25%	4,103
Total Crypto Assets (cost $422,757,616)	$498,220,901	99.99%
Total Investments (cost $422,757,616)	$498,220,901	99.99%
Other Assets in Excess of Liabilities	38,104	0.01%
Total Net Assets	$498,259,005	100.00%

(1)	As of September 30, 2026, 17,983 of the Trust’s Ethereum were staked.
(2)	As of September 30, 2026, 163,502 of the Trust’s Solana were staked.
(3)	As of September 30, 2026, 10,556,179 of the Trust’s Cardano were staked.

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

Hashdex Nasdaq CME Crypto Index ETF

Statements of Operations

(Unaudited)

	Three Months Ended Sept. 30, 2026	Three Months Ended Sept. 30, 2025	Nine Months Ended Sept. 30, 2026	Period from Feb. 14, 2025* through Sept. 30, 2025
INVESTMENT INCOME
Interest income	0	6	0	6
Staking income (1)	145,585	0	145,585	0
Total Income	145,585	6	145,585	6
Expenses:
Management fees	206,752	180,309	416,532	338,372
Other	0	0	0	50
Total Expenses	206,752	180,309	416,532	338,422
Less waiver	0	(90,154)	(66,287)	(169,186)
Net Expenses	206,752	90,155	350,245	169,236
Net Investment Loss	(61,167)	(90,149)	(204,660)	(169,230)
REALIZED AND CHANGE IN UNREALIZED GAIN (LOSS)
Net realized gain (loss)	(4,773,659)	1,373,408	(5,364,731)	1,174,819
Net change in unrealized appreciation (depreciation)	130,239,069	15,176,119	77,526,996	39,379,139
Net realized and change in unrealized gain (loss)	125,465,410	16,549,527	72,162,265	40,553,958
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$125,404,243	$16,459,378	$71,957,605	$40,384,728

*	Commencement of operations. No operations occurred prior to this date.

(1)	Of the staking income of $145,585 for the three and nine months ended September 30, 2026, $141,364 was allocated to the Sponsor Share in accordance with the Trust Agreement. See Note 6.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq CME Crypto Index ETF

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Common Shareholders	Sponsor Share	Total	Common Shareholders	Sponsor Share	Total
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(61,167)	$0	$(61,167)	$(90,149)	$0	$(90,149)
Net realized gain (loss)	(4,773,659)	0	(4,773,659)	1,373,408	0	1,373,408
Net change in unrealized appreciation (depreciation)	130,239,069	0	130,239,069	15,176,119	0	15,176,119
Net increase (decrease) in net assets resulting from operations	125,404,243	0	125,404,243	16,459,378	0	16,459,378
ALLOCATION OF NET STAKING INCOME
Sponsor Share Allocation	(141,364)	141,364	0	0	0	0
CAPITAL SHARE TRANSACTIONS
Shares issued	189,262,199	0	189,262,199	14,236,965	0	14,236,965
Shares redeemed	(6,349,225)	0	(6,349,225)	(2,765,922)	0	(2,765,922)
ETF transaction fees	13,801	0	13,801	0	0	0
Net increase in net assets from capital share transactions	182,926,775	0	182,926,775	11,471,043	0	11,471,043
DISTRIBUTIONS
Distributions to Sponsor Share holder	0	(141,364)	(141,364)	0	0	0
Total increase in net assets	308,189,654	0	308,189,654	27,930,421	0	27,930,421
NET ASSETS
Beginning of Period	$190,069,351	$0	$190,069,351	$125,608,529	$0	$125,608,529
End of Period	$498,259,005	$0	$498,259,005	$153,538,950	$0	$153,538,950

*	Commencement of operations. No operations occurred prior to this date. See Note 6 for information regarding the initial seed Share creation and redemption.

The Sponsor Share Allocation is an allocation of Net Staking Income from the Common Shareholders to the Sponsor Share. See Note 6.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq CME Crypto Index ETF

Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30, 2026			Period from February 14, 2025* through September 30, 2025
	Common Shareholders	Sponsor Share	Total	Common Shareholders	Sponsor Share	Total
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment loss	$(204,660)	$0	$(204,660)	$(169,230)	$0	$(169,230)
Net realized gain (loss)	(5,364,731)	0	(5,364,731)	1,174,819	0	1,174,819
Net change in unrealized appreciation (depreciation)	77,526,996	0	77,526,996	39,379,139	0	39,379,139
Net increase (decrease) in net assets resulting from operations	71,957,605	0	71,957,605	40,384,728	0	40,384,728
ALLOCATION OF NET STAKING INCOME
Sponsor Share Allocation	(141,364)	141,364	0	0	0	0
CAPITAL SHARE TRANSACTIONS
Shares issued	311,484,372	0	311,484,372	117,230,129	0	117,230,129
Shares redeemed	(6,349,225)	0	(6,349,225)	(4,075,907)	0	(4,075,907)
ETF transaction fees	20,140	0	20,140	0	0	0
Net increase in net assets from capital share transactions	305,155,287	0	305,155,287	113,154,222	0	113,154,222
DISTRIBUTIONS
Distributions to Sponsor Share holder	0	(141,364)	(141,364)	0	0	0

Total increase in net assets	376,971,528	0	376,971,528	153,538,950	0	153,538,950
NET ASSETS
Beginning of Period	$121,287,477	$0	$121,287,477	$0	$0	$0
End of Period	$498,259,005	$0	$498,259,005	$153,538,950	$0	$153,538,950

*	Commencement of operations. No operations occurred prior to this date. See Note 6 for information regarding the initial seed Share creation and redemption.

The Sponsor Share Allocation is an allocation of Net Staking Income from the Common Shareholders to the Sponsor Share. See Note 6.

The accompanying notes are an integral part of these financial statements.

Hashdex Nasdaq CME Crypto Index ETF

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Hashdex Nasdaq CME Crypto Index ETF (f/k/a Hashdex Nasdaq Crypto Index US ETF, prior to January 20, 2026) (the “Trust”) is a Delaware statutory trust organized on July 12, 2024. The Trust operates pursuant to the Sixth Amended and Restated Trust Agreement, dated July 23, 2026 (the “Trust Agreement”). The Trust has two classes of Shares: (i) common shares (“Common Shares”), which are listed and traded on The Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “NCIQ”, and (ii) one (1) sponsor share (the “Sponsor Share”, and, together with Common Shares, collectively “Shares”), a separate class of unlisted share held exclusively by the Sponsor, which entitles the Sponsor to an allocation of staking income as described herein. The principal office address of the Trust is 19 West 44th Street, Suite 200, New York, NY 10036 and the Trust’s telephone number is 800-927-9800. The Trust commenced operations on February 14, 2025.

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

The Trust’s investment objective is to align the daily changes in the net asset value (“NAV”) of the Common Shares with the daily price changes of the Index, minus operational expenses and liabilities, by investing in the digital assets that are constituents of the Index or may be added as constituents of the Index in the future (the “Index Constituents”). Because the Trust’s investment objective is to track the price of the Index, changes in the price of the Common Shares may vary from changes in the individual Index Constituents’ prices.

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

The Trust is an exchange-traded fund. The Trust does not purchase or sell digital assets other than in connection with the creation and redemption of blocks of 10,000 Common Shares called “Baskets” to certain broker-dealers that have entered into an agreement with the Sponsor (“Authorized Participants”), or to pay certain expenses. During the three and nine months period ended September 30, 2026, one Sponsor Share was issued to the Sponsor. This allows the Sponsor to participate in the Sponsor Share Allocation discussed in Note 6. The Sponsor Share is not allocated any other income or expense. The Sponsor Share does not form part of the Trust’s creation and redemption mechanism.

An investment in the Trust is subject to the risks of an investment in the Index Constituents which are subject to a high degree of price variability, as well as to the risks of crypto asset markets more generally. An investment in the Trust may be riskier than other exchange-traded products that do not directly hold crypto assets, or financial instruments related to crypto, and may not be suitable for all investors. In addition, the Index Constituents may experience pronounced and swift price changes. Accordingly, there is a potential for change in the price of Common Shares between the time an investor places an order to purchase or sell with its broker-dealer and the time of the actual purchase or sale resulting from the price volatility of Index Constituents. The Index will be reconstituted and rebalanced quarterly, on the first Business Day in March, June, September, and December to align the weightings of the Index Constituents with the index methodology published by the Exchange. For purposes of making these calculations, a “Business Day” means any day other than a day when the Exchange is closed for regular trading.

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

Cash

Cash includes non-interest bearing non-restricted cash with one institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of September 30, 2026 and December 31, 2025, the Trust’s balance did not exceed the federally insured limits.

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

During the period ended September 30, 2026 and September 30, 2025, the Trust irrevocably abandoned all airdropped crypto assets received at its custodial addresses. No value was recognized in connection with any such airdrops.

Staking

To the extent the Sponsor determines to stake a portion of the Trust’s crypto assets, the Sponsor plans to engage one or more third party staking services providers (each a “Staking Services Provider”) to conduct such staking activities (“Staking Activities”).

The Trust earns staking rewards by staking its Eligible Staking Assets, defined below, in proof-of-stake protocols, with the assistance of third-party Staking Services Providers engaged by the Trust. Staking is effected from the Trust’s accounts with the applicable Crypto Custodian, which retains control of the private keys at all times.

Staking rewards are recognized as investment income when earned, measured at the fair value of the crypto asset received at that time, and are presented as staking income on the Statements of Operations. Staking income is presented net of the Staking Services Providers’ portion.

For purposes of the Trust’s Prospectus and this Form 10-Q, staking on the Index Constituents networks (“Index Constituents Networks”) refers to using the Index Constituents held by the Trust that the Sponsor, in its sole discretion, determines, in accordance with the Trust’s investment objective, liquidity policies and applicable law, are eligible to be staked or otherwise used in Staking Activities (the “Eligible Staking Assets”), or permitting the Eligible Staking Assets to be used, through one or more third-party staking service providers, in the relevant Index Constituent Network’s proof-of-stake (“PoS”) validation protocol, in exchange for the receipt of consideration, including, but not limited to, staking rewards paid in-kind.

Federal Income Taxes

The Trust is not subject to federal income taxes; each shareholder reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return. In accordance with GAAP, the Trust is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Trust recording a tax liability that reduces net assets. However, the Trust’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations and interpretations thereof. The Trust recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the fiscal period ended September 30, 2026 and September 30, 2025.

Valuation of Crypto Assets

In determining the value of the Trust’s holdings, the Trust will value the Index Constituents held by the Trust at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Trust identifies and determines the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for crypto assets consistent with the application of the fair value measurement framework in FASB ASC 820-10, Fair Value Measurement. The principal market is the market with the greatest volume and level of activity that can be accessed. The Sponsor’s valuation procedures provide for the designation of the Sponsor to determine the valuation sources and policies to prepare the Trust’s financial statements in accordance with GAAP. The Sponsor obtains relevant volume and level of activity information and based on initial analyses will select an exchange market as the Trust’s principal market. The NAV and NAV per Common Share will be calculated using the fair value of the Index Constituents held by the Trust based on the price provided by this exchange market, as of 4:00 p.m. Eastern Time (“E.T.”) on the measurement date for GAAP purposes. The Sponsor will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the principal market.

The Trust utilizes various inputs to determine the fair value of its investments on a recurring basis. GAAP establishes a hierarchy that prioritizes inputs to valuations methods. The three levels of inputs are:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2 –	Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 –	Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available; representing the Trust’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The following table summarizes the valuation of investments as of September 30, 2026 and December 31, 2025 using the fair value hierarchy:

September 30, 2026 (Unaudited)	Level 1	Level 2	Level 3	Balance as of September 30, 2026 (Unaudited)
Assets:
Cryptocurrency	$498,220,901	$—	$—	$498,220,901
Total	$498,220,901	$—	$—	$498,220,901

December 31, 2025	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Cryptocurrency	$121,199,193	$—	$—	$121,199,193
Total	$121,199,193	$—	$—	$121,199,193

There were no transfers between Level 1 and other levels for the fiscal period ended September 30, 2026 and December 31, 2025.

The cost basis of the investment of crypto assets recorded by the Trust for financial reporting purposes is the fair value of such crypto assets at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Common Shares to investors.

Calculation of NAV and NAV per Common Share

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

The Trust’s NAV per Common Share is calculated by taking the current fair value of its total assets, subtracting any liabilities, and dividing that total by the number of Common Shares outstanding.

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

The following represents the changes in fair value of crypto assets held by the Trust during the nine months ended September 30, 2026 and the period from February 14, 2025* through December 31, 2025:

Fair Value
Beginning balance as of January 1, 2026	$121,199,193
Purchases	328,145,343
Sales	(23,285,900)
Realized gain	141,751
Realized loss	(5,506,482)
Change in unrealized appreciation	77,526,996
Change in unrealized depreciation	—
Ending balance as of September 30, 2026	$498,220,901

Fair Value
Beginning balance as of February 14, 2025*	$—
Purchases	148,384,775
Sales	(25,459,678)
Realized gain	673,678
Realized loss	(335,871)
Change in unrealized appreciation	6,208,241
Change in unrealized depreciation	(8,271,952)
Ending balance as of December 31, 2025	$121,199,193

*	Commencement of operations. No operations occurred prior to this date.

4.	Trust Expenses

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

The Sponsor’s fee waiver, which reduced the Management Fee to 0.25%, terminated on March 16, 2026, when the fee was permanently reduced to that level.

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

The Trust creates and redeems Common Shares on a continuous basis but only in Baskets of 10,000 Common Shares. Only Authorized Participants can place orders to receive Baskets in exchange for cash or in-kind for crypto assets.

The Sponsor and the Trust engage in crypto asset transactions for converting cash into Index Constituents to track the Index (in association with purchase orders) and crypto assets into cash (in association with redemption orders). The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of the Index Constituents represented by the Baskets being created (or redeemed). The amount of Index Constituents is equal to the combined NAV of the number of Common Shares included in the Baskets being created (or redeemed) determined as of 4:00 p.m. E.T. on the day the order to create or redeem Baskets is properly received.

Common Shareholders capital share transactions in the Trust were as follows:

	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2026 (Unaudited)	Period from February 14, 2025^ through September 30, 2025 (Unaudited)
Common Shares issued	10,690,000	470,000	18,390,000	5,120,000
Common Shares redeemed	(310,000)	(90,000)	(310,000)	(150,000)
Net increase	10,380,000	380,000	18,080,000	4,970,000

^	Commencement of operations. No operations occurred prior to this date.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor.

Under the Trust Agreement, after the staking services provider retains its portion of any staking income, the remaining staking income (the “Net Staking Income”) is allocated as follows : (i) 100% of Net Staking Income up to an amount equal to 25 basis points of the Trust’s net asset value attributable to the Common Shares (on an annualized basis) is allocated to the Sponsor, as holder of the Sponsor Share; and (ii) any Net Staking Income in excess of that threshold is allocated 40% to the Sponsor, as holder of the Sponsor Share, and 60% to the Trust for the benefit of holders of the Common Shares.

The Sponsor Share Allocation is not an expense of the Trust and is presented in the Statements of Changes in Net Assets.

As of September 30, 2026, the Trust has a liability of $100,574 for the Sponsor Share Allocation that has been earned and not yet distributed. As of December 31, 2025, the Sponsor Share had not been issued and, accordingly, no amount was due in respect of the Sponsor Share Allocation.

As of September 30, 2026 and December 31, 2025, the Trust has a liability to the Sponsor of $97,760 and $26,623, respectively, for the September Management Fee.

The Sponsor provided the initial seed creation of 10,000 Common Shares, which occurred on January 21, 2025, at a per-Common Share price of $25.00. These initial seed Common Shares were subsequently redeemed on February 13, 2025, at $25.00 per Common Share, for a total redemption amount of $250,000. The Trust commenced operations on February 14, 2025, which is the date used as the inception date for purposes of these financial statements.

As of September 30, 2026, the Hashdex Nasdaq Crypto Index Fund (“NCI”), a fund managed by the Sponsor, held 21,130,000 Common Shares, representing approximately 90.2% of the Common Shares outstanding.

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

The majority of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Common Shares of the Trust. Factors that may have the effect of causing a decline in the price of bitcoin include negative perception of crypto assets; a lack of stability and standardized regulation in the crypto asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

In addition to bitcoin, the Trust holds investments in other crypto assets, including Ethereum, XRP, Solana, Cardano, Chainlink, Stellar, Bitcoin Cash and Hyperliquid which collectively represented approximately 26% and 25% of the Trust’s net assets as of September 30, 2026 and December 31, 2025, respectively. These crypto assets are subject to risks similar to those of bitcoin, including price volatility, regulatory uncertainty, and limited adoption. A decline in the value of any of these assets, or adverse developments affecting the broader crypto asset market, could also have a material adverse effect on the Trust’s net asset value.

10.	Financial Highlights (Unaudited)

	Three Months Ended Sept. 30, 2026	Three Months Ended Sept. 30, 2025	Nine Months Ended Sept. 30, 2026	Period from Feb. 14, 2025* through Sept. 30, 2025
Net asset value per Common Share, beginning of period	$14.58	$27.37	$22.71	$25.00
Net investment loss (1)	(0.01)	(0.02)	(0.03)	(0.04)
Net realized and unrealized gain (loss) (2)	6.70	3.54	(1.41)	5.93
Net increase (decrease) in net assets from operations	6.69	3.52	(1.44)	5.89
Net asset value per Common Share, end of period	$21.27	$30.89	$21.27	$30.89
Total return at net asset value (3)	45.92%	12.86%	(6.33)%	23.57%
Ratios to average net assets of Common Shareholders: (4)
Expenses, before waiver	0.25%	0.50%	0.30%	0.50%	(5)
Net expenses	0.25%	0.25%	0.25%	0.25%	(5)
Sponsor Share Allocation	0.17%	0.00%	0.10%	0.00%	(5)
Net expenses and Sponsor Share Allocation	0.42%	0.25%	0.35%	0.25%	(5)
Net investment loss (6)	(0.07)%	(0.25)%	(0.15)%	(0.25)%	(5)

*	Commencement of operations. No operations occurred prior to this date.
(1)	Net investment loss per share represents net investment loss divided by the daily average Common Shares outstanding during the period.
(2)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market values for the Trust.
(3)	Percentages are not annualized.
(4)	Percentages are annualized.
(5)	Includes activity for the period from February 14, 2025 (commencement of operations) through September 30, 2025.
(6)	Excluding Sponsor Share Allocation.

11.	Subsequent Events

In preparing these financial statements, management of the Trust has evaluated subsequent events through the date of this filing. Other than as described below, management noted no material events requiring either recognition or disclosure in the financial statements.

On October 27, 2026, Jane Street Capital, LLC (the “Authorized Participant”) entered into an Authorized Participant Agreement (“JS Authorized Participant Agreement”), which was acknowledged and agreed to by the Trust and the Sponsor. The JS Authorized Participant Agreement sets forth the procedures by which the Authorized Participant may create and redeem Baskets of Common Shares.

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

Trust Overview

Hashdex Nasdaq CME Crypto Index ETF (f/k/a Hashdex Nasdaq Crypto Index US ETF, prior to January 20, 2026) (the “Trust”) is a Delaware statutory trust organized on July 12, 2024. The Trust operates pursuant to the Sixth Amended and Restated Trust Agreement, dated July 23, 2026. The Trust issues two classes of shares (“Shares”): (i) common shares (“Common Shares”), which are listed and trade on The Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “NCIQ”, and (ii) one (1) sponsor share (the “Sponsor Share”), a separate class of unlisted share held exclusively by the Sponsor The principal office address of the Trust is 19 West 44th Street, Suite 200, New York, NY 10036 and the Trust’s telephone number is 800-927-9800.

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

The Trust’s investment objective is to align the daily changes in the net asset value (“NAV”) of the Common Shares with the daily price changes of the Index, minus operational expenses and liabilities, by investing in the digital assets that are constituents of the Index or may be added as constituents of the Index in the future (the “Index Constituents”). Because the Trust’s investment objective is to track the price of the Index, changes in the price of the Common Shares may vary from changes in prices of the Index Constituents.

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

The Trust is an exchange-traded fund. The Trust does not purchase or sell digital assets other than in connection with the creation and redemption of blocks of 10,000 Common Shares called “Baskets” to certain broker-dealers that have entered into an agreement with the Sponsor (“Authorized Participants”), or to pay certain expenses.

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

Staking of the Trust’s Crypto Assets

On July 23, 2026, the Trust entered into a Third Amendment to the Sponsor Agreement with the Sponsor to permit staking of the Trust’s crypto assets. On the same date, the Sponsor and CSC Delaware Trust Company, as Trustee, entered into a Sixth Amended and Restated Trust Agreement (the “Amended Trust Agreement”) reflecting the changes necessary to allow the Trust to commence staking activities. Among other things, the Amended Trust Agreement authorizes the Trust to participate, directly or indirectly, in the proof-of-stake validation protocols of the applicable Index Constituent networks, and creates a separate class of unlisted shares designated as the “Sponsor Share”, held exclusively by the Sponsor, which entitles the Sponsor to an allocation of Net Staking Income (as defined below) generated by the Trust’s staking activities.

Under the Amended Trust Agreement, after the staking services provider retains its portion of any staking income, the remaining staking income (the “Net Staking Income”) is allocated as follows: (i) 100% of Net Staking Income up to an amount equal to 25 basis points of the Trust’s net asset value attributable to the Common Shares (on an annualized basis) is allocated to the Sponsor, as holder of the Sponsor Share; and (ii) any Net Staking Income in excess of that threshold is allocated 40% to the Sponsor, as holder of the Sponsor Share, and 60% to the Trust for the benefit of holders of the Common Shares.

The Trust commenced staking activities following the effectiveness of these agreements, subject to operational readiness. Staking activities are conducted through Coinbase Cloud Pte. Ltd., as the Trust’s initial staking services provider. A description of the Trust’s staking program, including the Sponsor Share, the allocation of staking income, the Trust’s liquidity risk policies and procedures, and the associated risk factors, is set forth in Prospectus Supplement No. 1, dated July 23, 2026, filed pursuant to Rule 424(b)(3).

Addition of Hyperliquid (HYPE) as an Index Constituent

In connection with the quarterly reconstitution and rebalancing of the Index on September 1, 2026, Hyperliquid (HYPE) was added as an Index Constituent and, as a result, the Index now comprises nine Index Constituents.

Investment Objective and Strategy

The Common Shares are designed to provide investors with a straightforward means of obtaining price exposure to the Index Constituents, as opposed to direct acquisition, holding, and trading of crypto assets on a peer-to-peer or other basis or via a crypto asset platform. The Common Shares are intended to reduce the complexities and operational burdens associated with direct investment in these crypto assets, while maintaining an intrinsic value that reflects the investment exposure to the assets held by the Trust, less the Trust’s expenses and liabilities. This structure offers investors an alternative method of accessing the crypto asset markets through the public securities market.

The Sponsor will employ a passive investment strategy intended to track the changes in the Index, regardless of its direction, meaning that the Sponsor will not attempt to outperform the Index. This strategy aims to allow investors to buy and sell Common Shares to hedge against losses in Index-related transactions or to gain price exposure to the Index. Consistent with its investment objective, the Trust will not use its investments to enhance leverage or seek performance that is the multiple or inverse multiple of the Index.

The Trust will gain exposure to the prices of the Index Constituents by purchasing these crypto assets and will maintain cash balances as necessary to cover currently due Trust-payable expenses. Absent any Common Share redemption orders or currently due Trust-payable expenses, the Trust’s portfolio will consist solely of Index Constituents. The Trust will not invest in any crypto assets other than the Index Constituents. The Trust will not invest in tokenized assets, or stablecoins.

As of September 30, 2026, the crypto asset constituents of the Index Constituents and their weightings were as follows:

Constituents	Weight
Bitcoin	73.79%
Ethereum	11.98%
XRP	5.22%
Solana	4.03%
Hyperliquid	3.34%
Cardano	0.52%
Chainlink	0.50%
Stellar	0.36%
Bitcoin Cash	0.25%

In addition, in accordance with its investment strategy, the Trust may stake a portion of the Index Constituents that the Sponsor, in its sole discretion, determines, in accordance with the Trust’s investment objective, liquidity policies and applicable law, are eligible to be staked (the “Eligible Staking Assets”), by permitting such assets to be used, through one or more third-party staking services providers (each, a “Staking Services Provider”), in the proof-of-stake validation protocol of the applicable Index Constituent network in exchange for staking rewards. Staking is a passive activity for the Trust, which does not operate its own staking program. The Sponsor’s role is limited to evaluating and contracting with Staking Services Providers and instructing them on when to stake and unstake the Trust’s crypto assets, and the Staking Services Providers exercise no discretion as to the amount of the Trust’s crypto assets to be staked or the timing of staking. The Trust’s crypto assets are staked directly from the Trust’s accounts with the applicable Crypto Custodian, which maintains exclusive possession and control of the private keys associated with any staked crypto assets at all times. The Trust may reduce or cease staking if the Sponsor, in its sole discretion, determines that staking cannot be carried out without undue legal, tax or regulatory risk.

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

Principal Market and Fair Value Determination of Assets

The Trust’s NAV per Common Share will be calculated by taking the current market value of the Trust’s total assets, subtracting any liabilities, and dividing that total by the number of Common Shares. The assets of the Trust will consist of crypto assets, cash and cash equivalents. The Sponsor has the exclusive authority to determine the Trust’s NAV, which it has delegated to the Administrator.

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

Indicative Trust Value

In order to provide updated information relating to the Trust for use by Common Shareholders and market professionals, the Sponsor will engage an independent calculator to calculate an updated Indicative Trust Value (“ITV”). The ITV will be calculated by using the prior day’s closing NAV per Common Share of the Trust as a base and will be updated throughout the regular market session of 9:30 a.m. E.T. to 4:00 p.m. E.T. (the “Regular Market Session”) to reflect changes in the value of the Trust’s holdings during the trading day. For purposes of calculating the ITV, the Trust’s crypto asset holdings will be priced using a real time version of the Index.

Results of Operations

The discussion below addresses material changes in the results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and the nine months ended September 30, 2026 compared to the period from February 14, 2025 to September 30, 2025. The Trust commenced operations on February 14, 2025 and no operations occurred prior to this date.

On September 30, 2026, the Trust held nine Index Constituents with an asset fair value of $498,220,901 and cash of $236,438.

	Period Ended September 30,	Period Ended September 30,	Year Ended December 31,
	2026	2025	2025
Total Net Assets	$498,259,005	$153,538,950	$121,287,477
Shares Outstanding	23,420,000	4,970,000	5,340,000
Net Asset Value per share	$21.27	$30.89	$22.71
Closing Price	$21.22	$30.88	$22.73

The Trust’s net assets increased from $153,538,950 as of September 30, 2025 to $498,259,005 as of September 30, 2026. This change was driven primarily by net capital inflows from the creation of Common Shares and, to a lesser extent, the net increase in net assets resulting from operations.

For the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$328,106,704	$143,070,351
Net realized and unrealized gain (loss) on Index Constituents	$125,465,410	$16,549,527
Interest income earned on cash equivalents	$—	$6
Staking income	$145,585	$—
Net income (loss)	$125,404,243	$16,459,378
Weighted average Common Shares outstanding	17,937,391	4,670,000
Management Fees	$206,752	$180,309
Total fees and other expenses (excluding Management Fees)	$—	$—
Brokerage commissions	$—	$—
Total gross expense ratio	0.25%	0.50%
Total expense ratio	0.25%	0.25%
Net investment income	(0.07)%	(0.25)%
Creation of Common Shares	10,690,000	470,000
Redemption of Common Shares	(310,000)	(90,000)

For the nine months ended September 30, 2026, compared to the period from February 14, 2025 (commencement of operations) to September 30, 2025:

	Nine Months Ended September 30, 2026	Period from February 14, 2025 to September 30, 2025^
Average daily total net assets	$187,310,564	$117,779,620
Net realized and unrealized gain (loss) on Index Constituents	$72,162,265	$40,553,958
Interest income earned on cash equivalents	$—	$6
Staking income	$145,585	$—
Net income (loss)	$71,957,605	$40,384,728
Weighted average Common Shares outstanding	10,211,429	4,361,798
Management Fees	$416,532	$338,372
Total fees and other expenses (excluding Management Fees)	$—	$50
Brokerage commissions	$—	$—
Total gross expense ratio	0.30%	0.50%
Total expense ratio	0.25%	0.25%
Net investment income	(0.15)%	(0.25)%
Creation of Common Shares	18,390,000	5,120,000
Redemption of Common Shares	(310,000)	(150,000)

^ The Trust commenced operations on February 14, 2025 and no operations occurred prior to this date.

The graphs below show the actual Common Shares outstanding, total net assets and NAV per Share for the Trust from commencement of operations to September 30, 2026 and serve to illustrate the relative changes of these components.

Total Net Assets
500,000,000.00
400,000,000.00
300,000,000.00
200,000,000.00
100,000,000.00
-
2025-03-01
2025-04-01
2025-05-01
2025-06-01
2025-07-01
2025-08-01
2025-09-01
2025-10-01
2025-11-01
2025-12-01
2026-01-01
2026-02-01
2026-03-01
2026-04-01
2026-05-01
2026-06-01
2026-07-01
2026-08-01
2026-09-01

NAV per Share
30.00
25.00
20.00
15.00
10.00
5.00
-
2025-03-01
2025-04-01
2025-05-01
2025-06-01
2025-07-01
2025-08-01
2025-09-01
2025-10-01
2025-11-01
2025-12-01
2026-01-01
2026-02-01
2026-03-01
2026-04-01
2026-05-01
2026-06-01
2026-07-01
2026-08-01
2026-09-01

Index Performance

The following graphs illustrate changes in the Trust’s NAV, as reflected by the graphs “Comparison of NAV to Index” for the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and the period from February 14, 2025 to September 30, 2025.

Comparison of NAV to Index

for the Three Months Ended September 30, 2026

NCIQ vs NCI — daily return comparison

Fund: Hashdex Nasdaq CME Crypto Index ETF (NCIQ)

Benchmark: NCIS — Nasdaq CME Crypto Settlement Price Index · Jul 1 – Sep 30, 2026 · 64 trading days

NCIQ cum. return: +45.98%
NCI cum. return: +46.16%
Avg |tracking diff|: 2.2 bps

Daily returns
NCIQ (NAV per share)
NCI (NCIS — Nasdaq CME Crypto Settlement Price Index)
Daily return (%)
6%
4%
2%
0%
-2%
-4%
Cumulative return (base 0)
Cumulative return (%)
40%
20%
0%
+46.2%
+46.0%
Jul 2026
Aug 2026
Sep 2026
Oct 2026

Comparison of NAV to Index

for the Nine Months Ended September 30, 2026

NCIQ vs NCI — daily return comparison

Fund: Hashdex Nasdaq CME Crypto Index ETF (NCIQ)

Benchmark: NCIUSS through Jan 20, 2026; NCIS thereafter · Jan 1 – Sep 30, 2026 · 187 trading days

NCIQ cum. return: -6.34%
NCI cum. return: -6.18%
Avg |tracking diff|: 2.0 bps

Daily returns
NCIQ (NAV per share)
NCI (NCIUSS through Jan 20, 2026; NCIS thereafter)
Daily return (%)
10%
5%
0%
-5%
-10%
-15%
Cumulative return (base 0)
Cumulative return (%)
0%
-20%
-6.2%
-6.3%
Jan 2026
Feb 2026
Mar 2026
Apr 2026
May 2026
Jun 2026
Jul 2026
Aug 2026
Sep 2026
Oct 2026

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

The graphs above compare the return of the Trust with the Index returns for the three months ended September 30, 2026 and the nine months ended September 30, 2026. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the Trust’s NAV per Common Share are due to such factors as the Trust’s operating expenses and transaction costs associated with portfolio rebalancing and cash creation and redemption activities.

Comparison of NAV to Index

for the Three Months Ended September 30, 2025

NCIQ vs NCI — daily return comparison

Fund: Hashdex Nasdaq CME Crypto Index ETF (NCIQ)

Benchmark: NCIUSS — Nasdaq Crypto US Index · Jul 1 – Sep 30, 2025 · 64 trading days

NCIQ cum. return: +12.90%
NCI cum. return: +14.85%
Avg |tracking diff|: 20.0 bps

Daily returns
Daily return (%)
6%
4%
2%
0%
-2%
-4%
-6%
NCIQ (NAV per share)
NCI (NCIUSS — Nasdaq Crypto US Index)
Cumulative return (base 0)
Cumulative return (%)
20%
10%
0%
+14.8%
+12.9%
Jul 2025
Aug 2025
Sep 2025
Oct 2025

Comparison of NAV to Index

for the Period from February 14, 2025 to September 30, 2025^

NCIQ vs NCI — daily return comparison

Fund: Hashdex Nasdaq CME Crypto Index ETF (NCIQ)

Benchmark: NCIUSS — Nasdaq Crypto US Index · Feb 14 – Sep 30, 2025 · 157 trading days

NCIQ cum. return: +23.60%
NCI cum. return: +25.89%
Avg |tracking diff|: 11.4 bps

Daily returns
NCIQ (NAV per share)
NCI (NCIUSS — Nasdaq Crypto US Index)
Daily return (%)
5%
0%
-5%
-10%
Cumulative return (base 0)
Cumulative return (%)
20%
0%
-20%
+25.9%
+23.6%
Mar 2025
Apr 2025
May 2025
Jun 2025
Jul 2025
Aug 2025
Sep 2025
Oct 2025

^ The Trust commenced operations on February 14, 2025 and no operations occurred prior to this date.

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

The graphs above compare the return of the Trust with the Index returns for the three months ended September 30, 2025 and the period from February 14, 2025 to September 30, 2025. The difference in the NAV price and the Index value often results in the appearance of a NAV premium or discount to the Index. Differences in the Index and the Trust’s NAV per Common Share are due to such factors as the Trust’s operating expenses and transaction costs associated with portfolio rebalancing and cash creation and redemption activities.

Frequency Distribution of Premiums and Discounts

The frequency distribution chart below presents information about the difference between the daily market price for Common Shares of the Trust and the Trust’s reported NAV per Common Share. The amount that the Trust’s market price is above the reported NAV is called the premium. The amount that the Trust’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that the Trust’s NAV is calculated (usually 4:00 p.m. E.T.). The chart shows the number of trading days in which the Trust traded within the premium/discount range indicated.

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

	Q4 2025	Q1 2026	Q2 2026	Q3 2026
Days at premium	21	37	29	18
Days at NAV	7	6	10	6
Days at discount	36	12	23	40

The performance data above for the Trust represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Trust’s Common Shares will fluctuate so that an investor’s Common Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this Quarterly Report on Form 10-Q (the “Report”) was the Sponsor’s Management Fee. The Trust’s sources of liquidity are its transfers and sales of Index Constituents and the portion of Net Staking Income allocated to the Trust. Under the Amended Trust Agreement, Net Staking Income is allocated 100% to the Sponsor, as holder of the Sponsor Share, up to an amount equal to 25 basis points of the Trust’s net asset value attributable to the Common Shares (on an annualized basis), and any excess is allocated 40% to the Sponsor and 60% to the Trust. For the period from August 3, 2026 (the date the staking rewards were first recorded by the Administrator) through September 30, 2026, Net Staking Income totaled $145,585, of which $4,221 was allocated to the Trust.

Only an Authorized Participant may engage in creation or redemption transactions directly with the Trust. The Trust has a limited number of institutions that act as Authorized Participants. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Trust and no other Authorized Participant is able to step forward to create or redeem creation units, Common Shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker, lead market maker, or other large investor to cease activities for the Trust or a decision by a secondary market purchaser to sell a significant number of the Trust’s Common Shares could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Common Shares. This risk is heightened because the Trust’s Common Shares are concentrated in a single holder: as of September 30, 2026, Hashdex Nasdaq Crypto Index Fund, a fund managed by the Sponsor, held 21,130,000 Common Shares, or approximately 90.2% of the Common Shares outstanding, and a sale or redemption of all or a significant portion of those Common Shares could result in large redemptions of creation units and a corresponding reduction in the Trust’s assets. The Sponsor can make no guarantees that participation by Authorized Participants or market makers will continue.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, the Trust conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or the Sponsor.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The Trust does not purchase Common Shares directly from its Common Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 31 Baskets (comprising 310,000 Common Shares) during the three months ended September 30, 2026. The following table summarizes the redemptions of Common Shares by Authorized Participants during the period:

Period	Total Common Shares Redeemed	Average Price Per Common Share Redeemed
July 1, 2026 - July 31, 2026	0	$0
August 1, 2026 - August 31, 2026	100,000	$19.94
September 1, 2026 - September 30, 2026	210,000	$20.74

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended) for the three-month period ended September 30, 2026.

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

HASHDEX NASDAQ CME CRYPTO INDEX ETF (Registrant)

By:	Hashdex Asset Management Ltd.
its Sponsor

Signature	Title (Capacity)	Date

/s/ Bruno Sousa	Director of the Sponsor	November 13, 2026
Bruno Sousa	(Principal Executive Officer)

/s/ Samir Kerbage	Director of the Sponsor	November 13, 2026
Samir Kerbage	(Principal Financial Officer)